Form 10QSB
period 1996-12-31
BIRMAN MANAGED CARE INC
filed 1997-03-28
CIK 1009822

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1996

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-11957

                            BIRMAN MANAGED CARE, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                        62-1584092
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                                 502 Gould Drive
                           Cookeville, Tennessee 38506
                    (Address of principal executive offices)


                                 (615) 432-6532
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES X     NO
                       ---       ---
Number of shares outstanding as of March 28, 1997: 8,754,282.

                            BIRMAN MANAGED CARE, INC.

                                  FORM 10-QSB


                                      INDEX


                                                                                                                Page No.

PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at June 30, 1996 and December 31, 1996 ................     1

                  Condensed Consolidated Statements of Operations for the Three and Six Months Ended
                  December 31, 1995 and 1996...................................................................     2

                  Condensed Consolidated Statement of Cash Flows for the Six Months Ended December 31,
                  1995 and 1996................................................................................     3

                  Notes to Condensed Consolidated Financial Statements ........................................     4

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations .......     8


PART II.          OTHER INFORMATION

Item 5.           Other Information............................................................................    11

Item 6.           Exhibits and Reports on Form 8-K.............................................................    11

Signatures.....................................................................................................    13

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                  (Unaudited)
                                                                                   June 30,       December 31,
                                                                                     1996             1996
                                                                                  ----------       ----------
                                                    ASSETS
Current assets:
   Cash and cash equivalents                                                      $1,872,343       $  844,514
   Accounts receivable, net                                                        1,043,771        1,316,599
   Prepaid expenses and other                                                          9,903           71,403
   Notes receivable                                                                   22,323           43,484
   Deferred tax asset                                                                 95,549           95,549
                                                                                  ----------       ----------
      Total current assets                                                         3,043,889        2,371,549

Property and equipment, net                                                          293,684          552,177
Note receivable - related party (Note 4)                                             631,173          795,495
Deferred offering costs                                                               25,000          678,165
Goodwill                                                                              16,145           15,741
Other assets                                                                              --           64,907
                                                                                  ----------       ----------
      Total assets                                                                $4,009,891       $4,478,034
                                                                                  ==========       ==========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of note payable                                                $    2,435       $    2,618
   Current portion of capital lease obligations                                        1,540            1,089
   Accounts payable                                                                  117,025          643,088
   Accrued expenses                                                                    2,050          125,575
   Income taxes payable                                                              635,205           83,890
                                                                                  ----------       ----------
      Total current liabilities                                                      758,255          856,260

Note payable, less current portion                                                     5,028            3,700
Capital lease obligations, less current portion                                        2,009              895
Deferred income taxes payable                                                         55,620           55,620
                                                                                  ----------       ----------
      Total liabilities                                                              820,912          916,475
                                                                                  ----------       ----------
Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, none issued or outstanding                                               --               --
   Common stock, $.001 par value, 25,000,000 shares
     authorized, 6,931,082 issued and outstanding                                      6,931            6,931
   Additional paid-in capital                                                      1,780,612        1,780,612
   Retained earnings                                                               1,401,436        1,774,016
                                                                                  ----------       ----------
      Total stockholders' equity                                                   3,188,979        3,561,559
                                                                                  ----------       ----------
      Total liabilities and stockholders' equity                                  $4,009,891       $4,478,034
                                                                                  ==========       ==========


            See notes to condensed consolidated financial statements.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   Three Months Ended                     Six Months Ended
                                                                       December 31,                          December 31,
                                                             ------------------------------        ------------------------------
                                                                 1995               1996               1995               1996
                                                             -----------        -----------        -----------        -----------

Revenues                                                     $ 1,857,030        $ 2,724,144        $ 3,274,321        $ 5,096,281
Cost of revenue                                                  588,823          1,000,865          1,020,031          1,889,381
                                                             -----------        -----------        -----------        -----------

Gross profit                                                   1,268,207          1,723,279          2,254,290          3,206,900
Selling, general and administrative expenses                   1,143,587          1,470,035          2,069,318          2,639,154
                                                             -----------        -----------        -----------        -----------

Income from operations                                           124,620            253,244            184,972            567,746

Other income (expense):
    Interest expense                                             (19,685)            (3,101)           (29,980)            (3,348)
    Interest income                                                7,741             25,629             12,402             63,967
                                                             -----------        -----------        -----------        -----------
                                                                 (11,944)            22,528            (17,578)            60,619
                                                             -----------        -----------        -----------        -----------

Income before income taxes                                       112,676            275,772            167,394            628,365
Provision for income tax expense                                  38,310            144,383             58,060            255,785
                                                             -----------        -----------        -----------        -----------

Net income                                                   $    74,366        $   131,389        $   109,334        $   372,580
                                                             ===========        ===========        ===========        ===========


Per share data:

Primary net income per share (Note 3)                        $      0.01        $      0.02        $      0.02        $      0.06
                                                             ===========        ===========        ===========        ===========
Primary weighted average common shares outstanding (Note 3)    6,703,517          6,703,517          6,703,517          6,703,517
                                                             ===========        ===========        ===========        ===========
Fully diluted net income per share (Note 3)                  $      0.01        $      0.02        $      0.01        $      0.05
                                                             ===========        ===========        ===========        ===========
Fully diluted weighted average common shares
    outstanding (Note 3)                                       7,703,517          7,703,517          7,703,517          7,703,517
                                                             ===========        ===========        ===========        ===========


            See notes to condensed consolidated financial statements.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six Months Ended
                                                                       December 31,
                                                              ----------------------------
                                                                 1995               1996
                                                              ---------        -----------

Cash flows from operating activities:
Net income                                                    $ 109,334        $   372,580
Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation                                                60,050             57,519
     Interest income debited to note receivable                  (3,953)           (32,756)
     Interest expense credited to note payable                    1,900                 --
     Changes in assets and liabilities:
         Accounts receivable                                   (334,501)          (272,828)
         Deferred tax asset                                      18,892                 --
         Prepaid expenses and other                                  --            (61,500)
         Other assets                                                --            (85,402)
         Accounts payable - trade                                98,041            526,063
         Accrued expenses                                        10,700            123,525
         Income taxes payable
         - current                                               86,166           (551,315)
         - deferred                                                 678                 --
                                                              ---------        -----------
                                                                (62,027)          (296,694)
Net cash provided by operating activities                        47,307             75,886
                                                              ---------        -----------

Cash flows from investing activities:
    Purchase of property and equipment                          (18,962)          (315,608)
    Collection of notes receivable - related parties            107,187              9,000
    Advances for notes receivable - related parties            (371,136)          (141,232)
                                                              ---------        -----------
Net cash used by investing activities                          (282,911)          (447,840)
                                                              ---------        -----------

Cash flows from financing activities:
    Proceeds from debt                                          161,100                 --
    Payments on debt                                           (273,139)            (2,189)
    Payments on capital leases                                       --               (521)
    Deferred offering costs                                    (155,190)          (653,165)
    Proceeds from sale of stock                                 492,500                 --
                                                              ---------        -----------
Net cash provided (used) by financing activities                225,271           (655,875)
                                                              ---------        -----------

Net decrease in cash and cash equivalents                       (10,333)        (1,027,829)
Cash and cash equivalents at beginning of period                 10,333          1,872,343
                                                              ---------        -----------
Cash and cash equivalents at end of period                    $      --        $   844,514
                                                              =========        ===========


            See notes to condensed consolidated financial statements.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements of Birman Managed Care, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented have been included. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. These interim financial statements should be read in conjunction with the prospectus dated February 12, 1997, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

     The Company was organized in 1994 and reincorporated in Delaware in 1996 to serve as the holding company of Birman & Associates, Inc., and BMC Health Plans, Inc. The Company acquired a third subsidiary on June 14, 1996, through an asset purchase of Hughes & Associates, Inc ("Hughes"). The operations of Hughes are immaterial. This represents a change in legal entity, but not in the operations of the Company. On September 9, 1996, the Company was reincorporated in Delaware by means of a merger in which shareholders of the Company received 72.939 shares of Common Stock for each 100 shares of Common Stock then outstanding.

2.   Nature of Operations

     The Company is a health care consulting and management company dedicated to improving the quality, controlling the cost and enhancing the efficiency of the management and delivery of health care services by focusing on the physician as the most important factor in the health care system. In pursuing these goals, the Company currently provides its proprietary "Quality Management Program" to hospitals and their attending physicians. In addition, the Company is developing and will operate various health plans in association with physician networks, hospitals, and other health care providers.

3.   Earnings Per Common Share

     Earnings per share are based upon the weighted average number of shares outstanding for each of the respective periods. All weighted average shares outstanding give retroactive effect to the 1,000 for 1 stock split in October 1995 and the 72.939 for 100 exchange of shares of Common Stock in connection with the reincorporation of the Company in Delaware in September 1996. The Company completed an initial public offering of its Common Stock on February 12, 1997. Pursuant to Securities and Exchange Commission rules, shares of Common Stock issued for consideration below the anticipated offering price per share during the 12-month period prior to filing of the registration statement has been included in the calculation of common share equivalent shares as if they had been outstanding for all periods presented. In addition, shares of Common Stock that are subject to options and warrants having exercise prices that are below the anticipated offering price per share, whether or not exercisable, have been included in the earnings per share calculation, using the treasury stock method. One million shares of common stock to be placed in escrow upon completion of the proposed public offering, which are common stock equivalents, have been included in the calculation of fully diluted earnings per share, when they are not anti-dilutive.

4.   Related Party Transactions

     Notes Receivable:

         Included in notes receivable at June 30, 1996 and December 31, 1996 are the following related party notes and interest receivable :

                                                                              June 30,      December 31,
                                                                                1996            1996
                                                                              --------       --------

7% notes receivable from David N. Birman, M.D., due on demand                 $556,586       $     --
Interest receivable -- David N. Birman, M.D.                                    74,587
Note receivable from David N. Birman, M.D., Interest is the prime rate at American National Bank and Trust of Chicago and due in three
    annual installments beginning 8/31/97.  Principal due 8/31/99                   --        775,000
Interest receivable -- accrued interest on the note from 9/1/96 through
     12/31/96                                                                       --         20,495
                                                                              --------       --------
                                                                              $631,173       $795,495
                                                                              ========       ========

     On September 1, 1996, the Company consolidated the 7% note receivable and all accrued interest into the new note receivable.

5.   Line of Credit

         In August 1996, the Company arranged a $1,000,000 maximum principal amount working capital revolving line of credit facility ("facility") with American National Bank and Trust Company of Chicago. The facility has an initial maturity date of October 31, 1997. The facility provides for the accrual of interest at a floating annual rate equal to the lender's prime rate on the unpaid principal balance. The facility is secured by substantially all of the assets of the Quality Management Program and Hughes & Associates, Inc. Under the terms of the facility, the Company can borrow up to the lesser of: (i) $100,000, or (ii) the maximum facility minus any letter of credit obligations, or (iii) the "Borrowing Base", (i.e., up to 75% of the face amount of all then existing eligible receivables), minus any letter of credit obligations. At December 30, 1996 there was a zero balance on the line of credit.

6.   Significant Customer

         The Company has provided Quality Management Program services to various hospitals owned and/or managed by Quorum Health Care, Inc. ("Quorum") since 1991. Hospitals owned and/or managed by Quorum represented approximately 47% and 28% of the Company's Quality Management Program revenues for the three months ended December 31, 1995 and 1996, respectively, and approximately 61% and 26% of the Company's Quality Management Program revenues for the six months ended December 31, 1995 and 1996, respectively.

7.   Subsequent Events and Contingencies

     On January 15, 1997, the Company acquired substantially all of the issued and outstanding shares of capital stock of Canton Management Group, Inc., a Mississippi corporation ("Canton"), for $1,500,000, of which $700,000 was paid in cash and $800,000 was paid by the issuance of promissory notes payable in four equal annual installments of $200,000 each plus interest at the rate of 2% per annum on the unpaid principal balance. Canton is an inactive holder of a certificate of authority to operate an HMO in Mississippi. Canton will be renamed Care3, Inc. As a result of the issuance of shares of Care3, Inc. to certain founders of Canton, Care3, Inc. currently is a 69% subsidiary of the Company. The Company may reduce its ownership percentage of Care3, Inc. to 60% by allowing selected physicians to acquire shares of Care3, Inc. common stock. The Company anticipates that it will own not less than 60% of Care3, Inc.

     Dr. Birman tendered 176,800 shares of his Common Stock, valued at $4.60 per share, as payment in full of his note to the Company in the amount of $775,000 plus accrued interest, at the time of the closing the IPO (February 12, 1997).

     Mr. Arkin, the Company's former general counsel and secretary, and who had been elected its chief operating officer, left the Company's employ on March 5, 1997. The Company and Mr. Arkin are currently discussing settlement of any claims each may have against the other involving his former employment relationship.

8.   Proforma Condensed Consolidated Financial Statements

     The following unaudited Proforma Condensed Consolidated Balance Sheet as of December 31, 1996 and the unaudited Proforma Condensed Consolidated Statement of Operations for the six month period ended December 31, 1996, give effect to the acquisition by Birman Managed Care, Inc. of Canton Management Group, Inc. pursuant to the Acquisition Agreement between the parties, and are based on the estimates and assumptions set forth herein. This proforma information has been prepared utilizing the historical financial statements. The unaudited Proforma Condensed Consolidated Financial Statements do not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future.

     The unaudited Proforma Condensed Consolidated Financial Statements are based on the purchase method of accounting for the acquisition of Canton Management Group, Inc., and should be read in conjunction with the prospectus dated February 12, 1997. In management's opinion, all adjustments necessary to reflect the acquisition have been made.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
                  PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996
                                   (UNAUDITED)

                                                                  Historical
                                                                    Canton
                                                                  Management
                                                  Historical      Group, Inc.
                                                    Birman      (A Development                            Proforma
                                                 Consolidated      Company)       Proforma Entries      Consolidated
                                                 ------------    ------------     ----------------      ------------
Cash                                             $  844,514       $   4,171        $  (700,000)(1)       $  148,685
Accounts receivable                               1,316,599             763                               1,317,362
Prepaid expenses                                     71,403              --                                  71,403
Notes receivable                                    838,979              --                                 838,979
Deferred tax asset                                   95,549              --                                  95,549
Property, plant and equipment                       552,177              --                                 552,177
Deferred taxes, long-term                                --          24,000            (24,000)(2)               --
License and goodwill                                 15,741              --          1,107,158 (1)        1,122,899
Other assets                                        743,072         132,425                                 875,497
Restricted certificates of deposit                       --         500,000                                 500,000
                                                 ----------       ---------                              ----------
Total assets                                     $4,478,034       $ 661,359                             $ 5,522,551
                                                 ==========       =========                              ==========

Current portion - long-term debt                 $    2,618              --        $   200,000 (1)       $  202,618
Current portion of capital lease                      1,089              --                                   1,089
Accounts payable                                    643,088           6,624                                 649,712
Accrued expenses                                    125,575              --                                 125,575
Income taxes payable                                 83,890              --                                  83,890
Long-term debt                                        3,700              --            600,000 (1)          603,700
Long-term portion of capital lease                      895              --                                     895
Deferred income taxes                                55,620              --            (24,000)(2)           31,620
Minority interest                                        --              --            261,893 (1)          261,893
Preferred stock                                          --              --                                      --
Common stock                                          6,931              --                                   6,931
Additional paid-in capital                        1,780,612         713,673           (713,673)(1)        1,780,612
Retained earnings                                 1,774,016         (58,938)            58,938 (1)        1,774,016
                                                 ----------       ---------                              ----------
Total liabilities and stockholders' equity       $4,478,034       $ 661,359                             $ 5,522,551
                                                 ==========       =========                              ==========

-------------

(1) To record the purchase of Canton Management Group, Inc. pursuant to the acquisition agreement between the parties and the minority interest.

(2)      To reclassify long-term deferred income taxes.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1996
                                  (UNAUDITED)

                                                                       Historical
                                                                        Canton
                                                                       Management
                                                      Historical       Group, Inc.
                                                        Birman       (A Development                                   Proforma
                                                     Consolidated       Company)          Proforma Entries          Consolidated
                                                     ------------     -------------       ----------------          ------------

Revenues                                              $5,096,281              --                                    $5,096,281
Cost of revenue                                        1,889,381              --                                     1,889,381
                                                      ----------       ---------                                    ----------
Gross profit                                           3,206,900              --                                     3,206,900
Selling, general and administrative expenses           2,639,154          25,261             (1)                     2,664,415
                                                      ----------       ---------                                    ----------
Income (loss) from operations                            567,746         (25,261)                                      542,485
Other income                                              60,619          22,532             (2)                        83,151
                                                      ----------       ---------                                    ----------
Income (loss) before provision for income taxes          628,365          (2,729)                                      625,636
Income taxes                                             255,785              --                                       255,785
                                                      ----------       ---------                                    ----------
Net income (loss)                                     $  372,580       $  (2,729)                                   $  369,851
                                                      ==========       =========                                    ==========

Per share data:

Primary net income (loss) per share                   $     0.06       $   (0.03)                                   $     0.06
                                                      ==========       =========                                    ==========
Primary weighted average common shares outstanding     6,703,517         100,000                                     6,703,517
                                                      ==========       =========                                    ==========
Fully diluted net income (loss) per share             $     0.05       $   (0.03)                                   $     0.05
                                                      ==========       =========                                    ==========
Fully diluted weighted average common shares
   outstanding                                         7,703,517         100,000                                     7,703,517
                                                      ==========       =========                                    ==========

--------------

(1) Amortization of the licenses recorded in connection with the purchase of Canton Management Group, Inc. will be reported on a straight-line basis over 35 years, commencing when operations begin.

(2) Does not include the effects of additional interest expense on notes payable as amount is immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the periods indicated.

                                                     Three Months Ended              Six Months Ended
                                                        December 31,                   December 31,
                                                    ---------------------         ---------------------
                                                     1995           1996           1995           1996
                                                    ------         ------         ------         ------

Revenue                                             100.0%         100.0%         100.0%         100.0%
Cost of revenue                                      31.7%          36.7%          31.2%          37.1%
Gross margin                                         68.3%          63.3%          68.8%          62.9%
Selling, general and administrative expenses         61.6%          54.0%          63.2%          51.8%
Income from operations                                6.7%           9.3%           5.6%          11.1%
Other income (expense):
    Interest expense                                 (1.1%)          (.1%)          (.9%)          (.1%)
    Interest income                                    .5%            .9%            .4%           1.3%
Income before provision for income taxes              6.1%          10.1%           5.1%          12.3%
Provision for income tax expense                     (2.1%)         (5.3%)         (1.8%)         (5.0%)
Net income                                            4.0%           4.8%           3.3%           7.3%


THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1995

     REVENUES. Revenue from the Quality Management Program increased by 40%, to approximately $2,601,000 in the three months ended December 31, 1996, from approximately $1,852,000 in the comparable period of the prior year. The growth in revenue was attributable to management's action to initiate engagements by new hospital-clients for the Quality Management Program. The aggregate Medicare discharges of the hospital-clients increased by 83% to approximately 14,000 for the three months ended December 31, 1996, from approximately 7,600 in the comparable period of the prior year and the number of hospital-clients increased to 32 in December 1996 from 26 in December 1995. Additional revenue of $123,000 is attributable to the operations of Hughes and Associates, Inc. which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year.

     COST OF REVENUE. The cost of revenue includes all costs directly associated with the operations of the Quality Management Program and Hughes & Associates, Inc., including compensation of physicians and allied medical specialists, consulting staff travel and lodging, and other direct costs of the Quality Management Program and the UR/QA division. The cost of revenue of the Quality Management Program increased by 56%, to approximately $920,000 for the three months ended December 31, 1996, from approximately $589,000 in the comparable period of the prior year due to an increase in the number of hospital-clients. Additional cost of revenue of $81,000 is attributable to the operations of Hughes and Associates, Inc. The Company's cost of revenue as a percentage of revenue increased to 36.7% for the three months ended December 31, 1996 from 31.7% for the three months ended December 31, 1995, due primarily to (i) an increase in recruitment and training costs for the Quality Management Program due to the hiring of additional physicians and allied medical specialists for hospital engagements scheduled or anticipated to start in the second and third quarters and (ii) costs associated with the operations of Hughes & Associates, Inc. which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 28%, to approximately $1,470,000 for the three months ended December 31, 1996, from approximately $1,144,000 in the comparable period of the prior year. The increase in selling, general and administrative expenses for the three months ended December 31, 1996 was primarily attributable to (i) the expansion of the Company's management team and
(ii) selling, general and administrative expenses for Hughes & Associates, Inc., which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year. As a percentage of revenue, selling, general and administrative expenses decreased to 54% for the three months ended December 31, 1996 from 61.6% in the comparable period in the prior year.

     INTEREST INCOME AND EXPENSE. Interest income increased to approximately $26,000 for the three months ended December 31, 1996, from approximately $7,700 in the comparable period of the prior year. This increase was attributable to interest earned on the increased balance of cash deposits held primarily in money market accounts and also on the increased balance on loans made by the Company to Dr. Birman in connection with the farm operations distributed to him in fiscal 1995. Interest expense decreased approximately $16,000, a reduction of 84% for the three months ended December 31, 1996 from the comparable period of the prior year, as a result of the Company repaying the entire outstanding principal of its term loan in June 1996.


SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1995

     REVENUES. Revenue from the Quality Management Program increased by 47%, to approximately $4,818,000 in the six months ended December 31, 1996, from approximately $3,274,000 in the comparable period of the prior year. The growth in revenue was attributable to management's action to initiate engagements by new hospital-clients for the Quality Management Program. The aggregate Medicare discharges of the hospital-clients increased by 79% to approximately 25,000 for the six months ended December 31, 1996, from approximately 14,000 in the comparable period of the prior year and the number of hospital-clients increased to 32 in December 1996 from 26 in December 1995. Additional revenue of $278,000 is attributable to the operations of Hughes and Associates, Inc. which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year.

     COST OF REVENUE. The cost of revenue includes all costs directly associated with the operations of the Quality Management Program and Hughes & Associates, Inc., including compensation of physicians and allied medical specialists, consulting staff travel and lodging, and other direct costs of the Quality Management Program and the UR/QA division. The cost of revenue of the Quality Management Program increased by 72%, to approximately $1,756,000 for the six months ended December 31, 1996, from approximately $1,020,000 in the comparable period of the prior year due to an increase in the number of hospital-clients. Additional cost of revenue of $133,000 is attributable to the operations of Hughes and Associates, Inc. The Company's cost of revenue as a percentage of revenue increased to 37.1% for the six months ended December 31, 1996 from 31.2% for the three months ended December 31, 1995, due primarily to (i) an increase in recruitment and training costs for the Quality Management Program due to the hiring of additional physicians and allied medical specialists for hospital engagements scheduled or anticipated to start in the second and third quarters and (ii) costs associated with the operations of Hughes & Associates, Inc. which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 28%, to approximately $2,639,000 for the six months ended December 31, 1996, from approximately $2,069,000 in the comparable period of the prior year. The increase in selling, general and administrative expenses for the six months ended December 31, 1996 was primarily attributable to (i) the expansion of the Company's management team and (ii) selling, general and administrative expenses for Hughes & Associates, Inc., which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year. As a percentage of revenue, selling, general and administrative expenses decreased to 51.8% for the six months ended December 31, 1996 from 63.2% in the comparable period in the prior year.

     INTEREST INCOME AND EXPENSE. Interest income increased to approximately $64,000 for the six months ended December 31, 1996, from approximately $12,000 in the comparable period of the prior year. This increase was attributable to interest earned on the increased balance of cash deposits held primarily in money market accounts and also on the increased balance on loans made by the Company to Dr. Birman in connection with the farm operations distributed to him in fiscal 1995. Interest expense decreased approximately $27,000, a reduction of 89% for the six months ended December 31, 1996 from the comparable period of the prior year, as a result of the Company repaying the entire outstanding principal of its term loan in June 1996.


RECENT ACQUISITION

     The recent acquisition of Canton provides to the Company a Certificate of Compliance to operate an HMO in certain counties in northern Mississippi. In addition to those counties, the Department of Insurance of the State of Mississippi issued a Certificate of Compliance dated February 10, 1997, for Care3 to operate an HMO in the six-county southern Mississippi region on March 4, 1997. The Company's Mississippi HMO commenced operations on or about March 18, 1997. Insufficient business activities have taken place for the Company to assess the prospects for such operations. The effect on the Company's operations of the Mississippi HMO will depend to a large extent on the Company's ability to attract enrollees to its Mississippi health plan which, in turn, will depend to a significant extent upon the Company's ability to offer PPO and point-of-service options to its enrollees in addition to the HMO option. Because the Company's health plan business will be in a "start-up" phase for at least six months after the HMO commences operations in Mississippi, the Company anticipates that the Canton acquisition will result in a net operating loss during at least the first three quarters of calendar 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to market its Quality Management Program and to develop and launch its health plan business including, among other costs, the organization of the requisite management infrastructure necessary to implement the Company's health plan business. During the three months ended December 31, 1995, the Company financed its operating and business development activities primarily through operating revenue and $100,000 of net proceeds from the private placement of shares of Common Stock. During the three months ended December 31, 1995, the Company repaid approximately $16,000 of debt using proceeds from the private placement of Company Stock. In addition, the Company advanced approximately $121,000 against notes receivable from Dr. Birman and invested approximately $8,400 in the purchase of property and equipment.

     During the six months ended December 31, 1995, the Company financed its operating and business development activities primarily through operating revenue and $492,500 of net proceeds from the private placement of shares of Common Stock. During the six months ended December 31, 1995, the Company repaid approximately $112,000 of debt using proceeds from the private placement of Company Stock. In addition, the Company advanced approximately $264,000 against notes receivable from Dr. Birman and invested approximately $19,000 in the purchase of property and equipment.

     During the three months ended December 31, 1996, the Company financed its operating and business development activities primarily through operating revenue and use of cash on hand at the beginning of the quarter. During the three months ended December 31, 1996, the Company repaid approximately $1,100 of debt and capital leases and invested $174,000 in the purchase of property and equipment.

     During the six months ended December 31, 1996, the Company financed its operating and business development activities primarily through operating revenue and use of cash on hand at the beginning of the quarter. During the six months ended December 31, 1996, the Company repaid approximately $2,700 of debt and capital leases using proceeds from operating activities. The Company collected $9,000 on a note receivable from a related party. In addition, the Company advanced $141,000 against notes receivable from Dr. Birman and invested $316,000 in the purchase of property and equipment.

     On January 15, 1997, the Company acquired all of the outstanding capital stock of Canton for $1,500,000, of which $700,000 was paid in cash and $800,000 was paid by the issuance of promissory notes payable in four equal annual installments of $200,000 each plus interest at the rate of 2% per annum on the unpaid principal balance. Additional capital will be required to establish the reserves required under Mississippi and Tennessee HMO regulations and to further develop and market the Company's health plans.

     The Company has a $1,000,000 maximum principal amount working capital line of credit facility with American National Bank and Trust Company of Chicago. The credit facility is secured by a pledge of the Company's Quality Management Program and quality assurance/utilization review accounts receivable. These receivables are obligations of the hospital-clients to the Company and of insurance company and self-insured employer clients to Hughes, and are not Medicare or Medicaid receivables.

     The Company believes that the net proceeds from the initial public offering, together with its existing cash resources and available credit facilities, will be sufficient to meet the Company's anticipated acquisition, expansion, and working capital needs for the next 24 months. The Company, however, may raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions to fund future expansion of its business either before or after the end of the 24-month period. There can be no assurance that acceptable financing for future transactions can be obtained.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     Company Completes Initial Public Offering of Shares

         Birman Managed Care, Inc. (the "Company"), successfully completed its initial public offering of 2,000,000 shares of its common stock, par value $.001 per share, at a price of $5.00 per share sold under its registration statement and prospectus dated February 12, 1997. The offering closed on February 19, 1997, and net proceeds of $8,707,500 were delivered to the Company that day.

     Trading of Company's Common Stock Commences on NASDAQ

         The Company's common stock commenced trading on the National Association of Securities Dealers Automatic Quotation national market system ("NASDAQ") on February 13, 1997, under the symbol "BMAN."

     Mississippi Issues Certificate of Compliance to Operate HMO

         The State of Mississippi issued a Certificate of Compliance to the Company's 69%-owned subsidiary, Care3, Inc. ("Care3") to operate a health maintenance organization ("HMO") in six southern counties of Mississippi. The Certificate was issued February 10, 1997 and received on March 4, 1997. This new Certificate, along with the Certificate already held by Care3, allows the Company to establish and operate an HMO in fourteen Mississippi counties. Care3 maintains its headquarters office in Gulfport, Mississippi, with four full-time employees.

         Care3 is authorized to offer its HMO and has filed for permission to offer point-of-sale, commercial group, Medicaid and individual health plans. As marketing and sales have only just begun, the Company cannot yet determine the acceptance of its product in the marketplace.

     Company Names Higgins New Director; Replaces Arkin

         John D. Higgins, senior vice president of corporate finance of Royce Investment Group, Inc. -- the managing underwriter of the Company's recently completed initial public offering of shares -- accepted appointment to the Board of Directors of the Company on March 18, 1997. His election fulfills a contractual provision of the underwriting agreement for the initial public offering and fills the vacancy created by the removal of Robert D. Arkin as a director, who had refused to resign. Mr. Arkin, the Company's former general counsel and secretary, and who had been elected its chief operating officer, left the Company's employ on March 5, 1997. The Company and Mr. Arkin are currently discussing settlement of any claims each may have against the other involving his former employment relationship.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

     3.1*     Certificate of Incorporation of Birman Managed Care, Inc.
     3.2*     By-laws of Birman Managed Care, Inc.
     3.3*     Certificate of Merger dated September 9, 1996 by and between Birman Managed Care, Inc. - Delaware and Birman
              Managed Care, Inc.
     4.1*     Reference is made to Exhibits 3.1 through 3.3.
     4.2*     Specimen Common Stock Certificate.
     4.6*     Form of Representative's Warrant.
     10.1*    Employment Agreement by and between Birman Managed Care, Inc. and David N. Birman, M.D. entered into on
              March 1, 1996.
     10.2*    Employment Agreement by and between Birman Managed Care, Inc. and Sue D. Birman entered into on March 1,
              1996.

     10.3*    Employment Agreement by and between Birman Managed Care, Inc. and Robert D. Arkin entered into on March
              1, 1996; Amendment No. 1 by and between Birman Managed Care, Inc. and Robert D. Arkin entered into on March
              1, 1996.
     10.4*    Employment Agreement by and between Birman Managed Care, Inc., BMC Health Plans, Inc. and Vincent W.
              Wong entered into on March 1, 1996.
     10.5*    Employment Agreement by and between Birman Managed Care, Inc. and Douglas A. Lessard entered into on March
              1, 1996; Amendment No. 1 by and between Birman Managed Care, Inc. and Douglas A. Lessard entered into on
              March 1, 1996; Amendment No. 2 by and between Birman Managed Care. Inc. and Douglas A. Lessard entered into on September 1, 1996.
     10.6*    Employment Agreement by and between Birman Managed Care, Inc. and Mark C. Wade entered into on July 1,
              1995; Amendment No. 1 by and between Birman Managed Care, Inc., BMC Health Plans, Inc. and Mark C. Wade
              entered into on October 30, 1995; Amendment No. 2 by and between Birman Managed Care, Inc. and Mark C.
              Wade entered into on September 1, 1996.
     10.7*    Employment Agreement by and between Birman Managed Care, Inc. and Brad Seitzinger, M.D. entered into on
              August 26, 1991.
     10.8*    Employment Agreement by and between Birman Managed Care, Inc. and Bill Barenkamp entered into on November
              9, 1993.
     10.9*    Consulting Agreement by and between Richard M. Ross, RRCG, L.L.C., and Birman Managed Care, Inc. entered into as of September 1, 1996.
     10.10*   1995 Stock Option Plan for Birman Managed Care, Inc. dated October 31, 1995.
     10.11*   1996 Non-Employee Directors' Non-Qualified Stock Option Plan of Birman Managed Care, Inc.
     10.12*   Stock Purchase Agreement by and between Birman Managed Care, Inc., Canton Management Group, Inc. and Wesley Prater,
              M.D., Larry Cooper, M.D., Kelvin Ramsey, M.D., L.C. Tennin, M.D., Louis Saddler, M.D., James Goodman, Ph.D, Vic
              Caracci, Michael T. Caracci, Roben T. Teague, M.S.W., Vincent Caracci, Charlie Hills, Harold Wheeler, M.D.,
              Stephanie Tucker, Winifred Fulgham and Joyce Johnson entered into on September 6, 1996.
     10.13*   Promissory Note by David N. Birman, M.D. and payable to the Company.
     10.14*   Loan and Security Agreement dated August 21, 1996 by and between American National Bank and Trust Company of Chicago and Birman & Associates, Inc.
     10.15*   Loan and Security Agreement dated August 21, 1996 by and between Hughes & Associates, Inc.
     10.16*   Promissory Note (Secured) dated August 21, 1995 in the stated principal amount of $1,000,000 payable to American
              National Bank & Trust Company of Chicago by Birman & Associates and Hughes & Associates, Inc.
     10.17*   Form of Indemnification Agreement for Birman Managed Care, Inc.
     10.18*   Executive Bonus Plan.
     10.19*   Agreement by and between National Benefit Resources, Inc. and Birman Managed Care, Inc. entered into on April 16,
              1996.
     10.20*   Agreement dated September 17, 1996 by and between Birman Managed Care, Inc. and Community Medical Center.
     10.21*   Form of Escrow Agreement.
     10.22*   Lease dated December 2, 1996 between Arc Builders, LLC and Birman Managed Care, Inc.
     10.23*   Form of Consulting Agreement between Birman Managed Care. Inc. and Royce Investment Group, Inc.
     10.24*   Form of Merger and Acquisition Agreement between Birman Managed Care, Inc. and Royce Investment Group, Inc.
     11.1     Statement of Computation of Earnings Per Share for the three and six months ended December 31, 1996.
     27.1     Financial Data Schedule.
     99.1     State of Mississippi, Department of Insurance Certificate of Authority dated February 10, 1997.

     (b)     Reports

              No reports on Form 8-K were required to be filed by the Company during the three months ended December 31, 1996.


* Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-11957)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BIRMAN MANAGED CARE, INC.



March 28, 1997                          /s/ DAVID N. BIRMAN
                                        ------------------------------------
                                        David N. Birman
                                        Chairman of the Board, President and
                                            Chief Executive Officer






March 28, 1997                          /s/ DOUGLAS A. LESSARD
                                        ------------------------------------
                                        Douglas A. Lessard
                                        Vice President, Treasurer and Chief
                                            Financial Officer
                                            (Principal Accounting Officer)