Form 10QSB
period 1997-03-31
BIRMAN MANAGED CARE INC
filed 1997-05-15
CIK 1009822

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1997

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

Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES [X]    NO [ ]

Number of shares outstanding as of April 30, 1997: 8,756,254

                           BIRMAN MANAGED CARE, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------

PART 1. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)
                                                               March 31,        June 30,
                                                                 1997            1996
                                                              -----------     ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                   $ 8,144,821      1,872,343
  Accounts receivable, net                                      1,787,863      1,043,771
  Prepaid expenses and other                                       49,582          9,903
  Notes receivable                                                 34,980         22,323
  Deferred tax asset                                              119,549         95,549
                                                              -----------     ----------
   Total current assets                                        10,136,795      3,043,889
Property and equipment, net                                       618,446        293,684
Note receivable - related party (Note 5)                                -        631,173
Deferred offering costs                                                 -         25,000
Restricted Certificates of Deposit                                500,000              -
Goodwill                                                        1,242,250         16,145
Other assets                                                      149,026              -
                                                              -----------     ----------
   Total assets                                               $12,646,517     $4,009,891
                                                              ===========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
   Current portion of note payable                            $   210,219     $    2,435
   Current portion of capital lease obligations                     1,201          1,540
   Accounts payable                                               363,637        117,025
   Accrued expenses                                               206,823          2,050
   Income taxes payable                                            80,815        635,205
                                                              -----------     ----------
     Total current liabilities                                    862,695        758,255
  Note payable, less current portion                              612,598          5,028
  Capital lease obligations, less current portion                       -          2,009
  Deferred income taxes payable                                    55,620         55,620
  Minority Interest                                               261,512              -
                                                              -----------     ----------
     Total liabilities                                          1,792,425        820,912
                                                              -----------     ----------
  Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, none issued or outstanding                             -              -
   Common stock, $.001 par value, 25,000,000 shares
     authorized, 8,756,254 and 6,931,082 issued and
     outstanding, respectively                                      8,756          6,931
   Additional paid-in capital                                   8,588,845      1,780,612
   Retained earnings                                            2,256,491      1,401,436
                                                              -----------     ----------
     Total stockholders' equity                                10,854,092      3,188,979
                                                              -----------     ----------
     Total liabilities and stockholders' equity               $12,646,517     $4,009,891
                                                              ===========     ==========



            See notes to condensed consolidated financial statements.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended                 Nine Months Ended
                                                          March 31,                         March 31,
                                                ----------------------------      ----------------------------
                                                    1997            1996              1997             1996
                                                -----------      -----------      -----------      -----------
Revenues                                        $ 3,707,850      $ 2,474,630      $ 8,804,132      $ 5,789,950
Cost of revenue                                   1,214,825          591,419        3,104,205        1,592,120
                                                -----------      -----------      -----------      -----------
Gross profit                                      2,493,025        1,883,211        5,699,927        4,197,830
Selling, general and administrative
  expenses                                        1,742,924        1,103,835        4,388,309        3,235,402
                                                -----------      -----------      -----------      -----------
Income from operations                              750,101          779,376        1,311,618          962,428

Other income (expense):
 Interest expense                                    (2,508)          (9,262)          (3,501)         (39,242)
 Interest income                                     53,327           16,253          114,937           28,655
 Minority Interest in Subsidiary Earnings             1,890                -            1,890                -
                                                -----------      -----------      -----------      -----------
                                                     52,709            6,991          113,326          (10,587)
                                                -----------      -----------      -----------      -----------
Income before income taxes                          802,810          786,367        1,424,944          951,841
Provision for income tax expense                    320,335          267,365          569,889          323,881
                                                -----------      -----------      -----------      -----------
Net income                                      $   482,475      $   519,002      $   855,055      $   627,960
                                                ===========      ===========      ===========      ===========

Per share data:

Primary net income per share (Note 3)                   .06              .08              .12              .09
                                                ===========      ===========      ===========      ===========
Primary weighted average common shares
 outstanding (Note 3)                             7,568,924        6,703,517        6,894,169        6,703,517
                                                ===========      ===========      ===========      ===========
Fully diluted net income per share (Note 3)             .06              .07              .11              .08
                                                ===========      ===========      ===========      ===========
Fully diluted weighted average common
 shares outstanding (Note 3)                      8,608,574        7,703,517        7,961,152        7,703,517
                                                ===========      ===========      ===========      ===========

            See notes to condensed consolidated financial statements.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                  1997          1996
                                                              ----------     ---------
Cash flows from operating activities:
Net income                                                       855,055       627,960
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation                                                   88,405        66,907
   Interest income debited to note receivable                          -          (909)
   Changes in assets and liabilities:
     Accounts receivable                                        (744,092)     (706,724)
     Deferred tax asset                                          (24,000)       92,301
     Prepaid expenses and other                                  (52,336)        5,000
     Other assets                                                (16,601)       (3,722)
     Accounts payable - trade                                    246,612        14,960
     Bank Overdraft                                                    -      (114,550)
     Accrued expenses                                            204,773        41,221
     Income taxes payable
     - current                                                  (554,390)      338,907
     - deferred                                                        -        (7,000)
                                                              ----------     ---------
Net cash provided by operating activities                          3,426       354,351
                                                              ----------     ---------
Cash flows from investing activities:
  Purchase of property and equipment                            (413,167)      (72,053)
  Collection of notes receivable - related parties               804,078       107,187
  Advances for notes receivable - related parties               (172,905)     (419,859)
  Acquisition of Canton Management Group, Inc.                (1,572,617)            -
                                                              ----------     ---------
Net cash used by investing activities                         (1,354,611)     (384,725)
                                                              ----------     ---------
Cash flows from financing activities:
  Proceeds from debt                                             819,000       161,100
  Payments on debt                                                (3,647)     (371,935)
  Payments on capital leases                                      (2,348)            -
  Offering costs                                              (2,385,264)     (175,947)
  Proceeds from sale of stock                                 10,000,000       992,500
  Retirement of Common Stock                                    (804,078)            -
                                                              ----------     ---------
Net cash provided by financing activities                      7,623,663       605,718
                                                              ----------     ---------
Net increase in cash and cash equivalents                      6,272,478       575,344
Cash and cash equivalents at beginning of period               1,872,343        10,333
                                                              ----------     ---------
Cash and cash equivalents at end of period                     8,144,821       585,677
                                                              ==========     =========

            See notes to condensed consolidated financial statements.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements of Birman Managed Care, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented have been included. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. These interim financial statements should be read in conjunction with the prospectus dated February 12, 1997, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

     The Company was organized in 1994 and reincorporated in Delaware in 1996 to serve as the holding company of Birman & Associates, Inc., and BMC Health Plans, Inc. On September 9, 1996, the Company was reincorporated in Delaware by means of a merger in which shareholders of the Company received 72.939 shares of Common Stock for each 100 shares of Common Stock then outstanding. This represents a change in legal entity, but not in the operations of the Company. The Company acquired a third subsidiary on June 14, 1996, through an asset purchase of Hughes & Associates, Inc. ("Hughes"). The prior year operating results of Hughes & Associates were not presented on a proforma basis as they were considered immaterial.

     On January 15, 1997, the Company acquired substantially all of the issued and outstanding shares of capital stock of Canton Management Group, Inc., a Mississippi corporation ("Canton"), for $1,500,000, of which $700,000 was paid in cash and $800,000 was paid by the issuance of promissory notes payable in four equal annual installments of $200,000 each plus interest at the rate of 2% per annum on the unpaid principal balance. Canton is an inactive holder of a certificate of authority to operate an HMO in Mississippi. Canton was renamed Care3, Inc. As a result of the issuance of shares of Care3, Inc. to certain founders of Canton. Care3, Inc. currently is a 69% subsidiary of the Company. The Company may reduce its ownership percentage of Care3, Inc. to 60% by allowing selected physicians to acquire shares of Care3, Inc. common stock. The Company anticipates that it will own not less than 60% of Care3, Inc. The prior year operating results of Canton Management Group were not presented on a proforma basis as the Company was a development stage company and the results were immaterial.

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

3.    Earnings Per Common Share

Earnings per share are based upon the weighted average number of shares outstanding for each of the respective periods. All weighted average shares outstanding give retroactive effect to the 1,000 for 1 stock split in October 1995 and the 72.939 for 100 exchange of shares of Common Stock in connection with the reincorporation of the Company in Delaware in September 1996. The Company completed an initial public offering of its Common Stock on February 12, 1997. Pursuant to Securities and Exchange Commission rules, shares of Common Stock issued for consideration below the anticipated offering price per share during the 12-month period prior to filing of the registration statement have been included in the calculation of common share equivalent shares as if they had been outstanding for all periods presented. In addition, shares of Common Stock that are subject to options and warrants having exercise prices that are below the current trading price per share, whether or not exercisable, have been included in the earnings per share calculation, using the treasury stock method. One million shares of common stock placed in escrow after completion of the public offering, which are common stock equivalents, have been included in the calculation of fully diluted earnings per share, when they are not anti-dilutive.

4.  New Accounting Pronouncement

     On March 3, 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings per Share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s).

5.  Related Party Transactions

  Notes Receivable:

     Included in notes receivable at June 30, 1997 are the following related party notes and interest receivable:

                                                                           June 30,
                                                                              1996
                                                                          --------
7% notes receivable from David N. Birman, M.D., due on demand             $556,586
Interest receivable - David N. Birman, M.D.                                 74,587
                                                                          --------
                                                                          $631,173
                                                                          ========


     On February 12, 1997, Dr. Birman tendered 174,800 shares of his Common Stock, valued at $4.60 per share, as payment in full of his note to the Company in the amount of $775,000 plus accrued interest, at the time of the closing of the Company's initial public offering of shares.

6.    Line of Credit

      In August 1996, the Company arranged a $1,000,000 maximum principal amount working capital revolving line of credit facility ("facility") with American National Bank and Trust Company of Chicago. The facility has an initial maturity date of October 31, 1997. The facility provides for the accrual of interest at a floating annual rate equal to the lender's prime rate on the unpaid principal balance. The facility is secured by a pledge of the Company's Quality Management Program and quality assurance/utilization review accounts receivable. Under the terms of the facility, the Company can borrow up to the lesser of: (i) $1,000,000, or (ii) the maximum facility minus any letter of credit obligations, or (iii) the "Borrowing Base", (i.e., up to 75% of the face amount of all then existing eligible receivables), minus any letter of credit obligations. At March 31, 1997, there was a zero balance on the line of credit.

7.    Significant Customer

     The Company has Provided Quality Management Program services to various hospitals owned and/or managed by Quorum Health Care, Inc. ("Quorum") since 1991. Hospitals owned and/or managed by Quorum represented approximately 45% and 24% of the Company's Quality Management Program revenues for the nine months ended March 31, 1996 and 1997, respectively.

8.   Subsequent Events and Contingencies

     On March 5, 1997 the Company terminated the employment of Robert D. Arkin as general counsel, secretary and chief operating officer, for reasons the Company believes constituted good cause. On May 8, 1997 Mr. Arkin filed a complaint in United States District Court in Atlanta, Georgia, against the Company, its chief executive officer, David N. Birman, M.D., and its executive vice president, Sue D. Birman, seeking to enforce a written employment agreement between the Company and Mr. Arkin, which was drafted by Mr. Arkin, and other related causes of action.

     In the complaint, Mr. Arkin seeks his unearned future compensation under the employment agreement of $206,250 per year for five years; one additional year's salary for non-renewal; bonus compensation of approximately $75,000 accrued through the date of termination; and immediate vesting of options to acquire 291,758 shares of the Company's common stock at $1.37 per share as well as other relief.

     Counsel to the Company has advised that the complaint is without merit and that the Company is likely to prevail. This is based upon their belief that the termination was with cause and that the employment agreement is unenforceable due to omissions by Mr. Arkin, the Company's former outside counsel, of certain disclosures of conflicts of interest and notification to the Company of its right to seek independent counsel which he was obligated to make prior to entering into a business relationship with his client, the Company.

     On May 14, 1997, the Company filed suit in Tennessee state court against Mr. Arkin seeking a judicial determination that Mr. Arkin is entitled to no additional compensation from the Company, to rescind his 97,252 vested stock options, and for other related relief.

     The accompanying financial statements contain no accrual for the additional compensation sought by Mr. Arkin. In addition, the earnings per share calculations as of March 31, 1997 contemplate only 97,252 options as outstanding, representing a potential one-third vested portion of the total options previously granted to Mr. Arkin.

     The Company intends vigorously to defend its position that Mr. Arkin was terminated with cause and that no part of his employment contract is still enforceable, including the previous grant of options, whether vested or not at the time of termination.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the periods indicated.

                                                  Three Months Ended       Nine Months Ended
                                                        March 31,              March 31,
                                                  ------------------       -----------------
                                                    1997        1996        1997        1996
                                                   -----       -----       -----       -----
Revenue                                            100.0%      100.0%      100.0%      100.0%
Cost of revenue                                     32.8%       23.9%       35.3%       27.5%
Gross margin                                        67.2%       76.1%       64.7%       72.5%
Selling, general and administrative expenses        46.9%       44.6%       49.8%       55.9%
Income from operations                              20.3%       31.5%       14.9%       16.6%
Other income (expense):
  Interest expense                                   (.1%)       (.4%)        --         (.7%)
  Interest income                                    1.4%         .7%        1.3%         .5%
Income before provision for income taxes            21.6%       31.8%       16.2%       16.4%
Provision for income tax expense                    (8.6%)     (10.8%)      (6.5%)      (5.6%)
Net income                                          13.0%       21.0%        9.7%       10.8%

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

     REVENUES. Revenue for the Company increased by 50%, to approximately $3,708,000 in the three months ended March 31, 1997, from approximately $2,475,000 in the comparable period of the prior year. The growth in revenue was attributable to managements action to initiate engagements of new hospital-clients and to specifically target larger hospital-clients for the Quality Management Program. The aggregate Medicare discharges of the hospital-clients increased by 76% to approximately 18,387 for the three months ended March 31, 1997, from approximately 10,466 in the comparable period of the prior year. The number of hospital-clients on contract at March 31, 1997 was 31 as compared to 29 at March 31, 1996. Additional revenue of approximately $155,000 is attributable to the operations of Hughes and Associates, Inc. which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year. The prior year operating results of Hughes & Associates were not presented on a proforma basis as they were considered immaterial.

     COST OF REVENUE. The cost of revenue includes all costs directly associated with the operations of the Quality Management Program and Hughes & Associates, Inc., including compensation of physicians and allied medical specialists, consulting staff travel and lodging, and other direct costs of the Quality Management Program and the UR/QA division. The cost of revenue of the Company increased by 106%, to approximately $1,215,000 for the three months ended March 31, 1997, from approximately $591,000 in the comparable period of the prior year. The Company's cost of revenue as a percentage of revenue increased to 32.8% for the three months ended March 31, 1997 from 23.9%, an increase of 9% for the three months ended March 31, 1996, due primarily to (i) a 5% increase in recruitment and training costs for the Quality Management Program due to the hiring of additional physicians and allied medical specialists for hospital engagements scheduled or anticipated to start in the third and fourth quarters, and (ii) a 2% increase in other costs related to the Quality Management Program and (iii) a 2% increase in costs associated with the operations of Hughes & Associates, Inc. which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year. Due to the Company's expansion plans, the Company anticipates the cost of revenue as a percentage of sales to remain at current levels.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 58%, to approximately $1,743,000 for the three months ended March 31, 1997, from approximately $1,104,000 in the comparable period of the prior year. The increase in selling, general and administrative expenses for the three months ended March 31, 1997 was primarily attributable to (i) the expansion of the Company's management team, and (ii) selling, general and administrative expenses for Hughes & Associates, Inc., which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year, and (iii) general and administrative costs associated with the Mississippi and Tennessee health plans which began operations during the third quarter; and (iv) accrual of bonuses pursuant to the Executive Bonus Plan. As a percentage of revenue, selling, general and administrative expenses increased to 46.9% for the three months ended March 31, 1997 from 44.6% in the comparable period in the prior year.

     INTEREST INCOME AND EXPENSE. Interest income increased to approximately $53,000 for the three months ended March 31, 1997, from approximately $16,000 in the comparable period of the prior year. This increase was attributable to interest earned on the increased balance of cash deposits held primarily in money market accounts, certificates of deposit and commercial paper. Interest expense decreased approximately $6,800, a reduction of 75% for the three months ended March 31, 1997 from the comparable period of the prior year, as a result of the Company repaying the entire outstanding principal of its term loan in June 1996.

     NET INCOME AND EARNINGS PER SHARE. For the three months ended March 31, 1997 net income for the Company decreased by 7% to $482,475 from $519,002 and net income per dully diluted share decreased by 14% to $.06 per share from $.07 per fully diluted share from comparable periods of the prior year. Net income results for the quarter were impacted by costs associated with the Company's Initial Public Offering along with investments made in the development of the Company's health plans in Mississippi and Tennessee. These investments are expected to make the Company more profitable over the short and long term.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1996.

     REVENUES. Revenue for the Company increased by 52%, to approximately $8,804,000 for the nine months ended March 31, 1997, from approximately $5,790,000 in the comparable period of the prior year. The growth in revenue was attributable to management's action to initiate engagements of new hospital-clients and to specifically target larger hospital-clients for the Quality Management Program. The aggregate Medicare discharges of the hospital-clients increased by 76% to approximately 43,580 for the nine months ended March 31, 1997, from approximately 24,739 in the comparable period of the prior year. The number of hospital-clients on contract at March 31, 1997 was 31 as compared to 29 at March 31, 1996. Additional revenue of $433,000 is attributable to the operations of Hughes and Associates, Inc. which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year. The prior year operating results of Hughes & Associates were not presented on a proforma basis as they were considered immaterial.

     COST OF REVENUE. The cost of revenue includes all costs directly associated with the operations of the Quality Management Program and Hughes & Associates, Inc., including compensation of physicians and allied medical specialists, consulting staff travel and lodging, and other direct costs of the Quality Management Program and the UR/QA division. The cost of revenue of the Company increased by 95%, to approximately $3,104,000 for the nine months ended March 31, 1997, from approximately $1,592,000 in the comparable period of the prior year. The Company's cost of revenue as a percentage of revenue increased to 35.3% for the nine months ended March 31, 1997 from 27.5%, an increase of 8%, for the nine months ended March 31, 1996, due primarily to (i) a 4% increase in recruitment and training costs for the Quality Management Program due to the hiring of additional physicians and allied medical specialists for hospital engagements scheduled or anticipated to start in the third and fourth quarters, and (ii) a 2% increase in other costs related to the Quality Management Program and (iii) a 2% increase in costs associated with the operations of Hughes & Associates, Inc. which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year. Due to the Company's expansion plans, the Company anticipates the cost of revenue as a percentage of sales to remain at current levels.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 36%, to approximately $4,388,000 for the nine months ended March 31, 1997, from approximately $3,235,000 in the comparable period of the prior year. The increase in selling, general and administrative expenses for the nine months ended March 31, 1997 was primarily attributable to (i) the expansion of the Company's management team and (ii) selling, general and administrative expenses for Hughes & Associates, Inc., which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year, and (iii) general and administrative costs associated with the Mississippi and Tennessee health plans which began operations during the third quarter; and (iv) accrual of bonuses pursuant to the Executive Bonus Plan. However, as a percentage of revenue, selling, general and administrative expenses decreased to 49.8% for the nine months ended March 31, 1997 from 55.9% in the comparable period in the prior year.

     INTEREST INCOME AND EXPENSE. Interest income increased to approximately $115,000 for the nine months ended March 31, 1997, from approximately $29,000 in the comparable period of the prior year. This increase was attributable to interest earned on the increased balance of cash deposits held primarily in money market accounts, certificates of deposit and commercial paper, and also on the increased balance on loans made by the Company to Dr. Birman during the first and second quarters in connection with the farm operations distributed to him in fiscal 1995. Interest expense decreased approximately $36,000, a reduction of 91% for the nine months ended March 31, 1997 from the comparable period of the prior year, as a result of the Company repaying the entire outstanding principal of its term loan in June 1996.

     NET INCOME AND EARNINGS PER SHARE. For the nine months ended March 31, 1997 net income for the Company increased by 36% to $855,055 from $627,960 and net income per fully diluted share increased by 38% to $.11 per share from $.08 per fully diluted share from comparable periods of the prior year.

RECENT ACQUISITION

     The recent acquisition of Canton, which was renamed to Care3, Inc., provides to the Company a Certificate of Compliance to operate an HMO in certain counties in northern Mississippi. In addition to those counties, the Department of Insurance of the State of Mississippi issued a Certificate of Compliance dated February 10, 1997, for Care3 to operate an HMO in the six-county southern Mississippi region on March 4, 1997, The Company's Mississippi HMO commenced operations on or about March 18, 1997. Insufficient business activities have taken place for the Company to assess the prospects for such operations. The effect on the Company's operations of the Mississippi HMO will depend to a large extent on the Company's ability to attract enrollees to its Mississippi health plan which, in turn, will depend to a significant extent upon the Company's ability to offer PPO and point-of-service options to its enrollees in addition to the HMO option. Because the Company's health plan business will be in a "start-up" phase for at least six months after the HM0 commences operations in Mississippi, the Company anticipates that the Canton acquisition will result in a net operating loss during at least the first three quarters of calendar 1997. The prior year operating results of Canton

Management Group were not presented on a proforma basis as the Company was a development stage company and the results were immaterial.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to market its Quality Management Program and to develop and launch its health plan business including, among other costs, the organization of the requisite management infrastructure necessary to implement the Company's health plan business.

     During the nine months ended March 31, 1996, the Company financed its operating and business development activities primarily through operating revenue and $816,553 of proceeds from the private placement of shares of Common Stock net of deferred offering costs. During the nine months ended March 31, 1996, the Company repaid approximately $372,000 of debt using proceeds from the private placement of Company Stock. In addition, the Company advanced approximately $420,000 against notes receivable from Dr. Birman and invested approximately $72,000 in the purchase of property and equipment.

     During the nine months ended March 31, 1997, the Company financed its operating and business development activities primarily through operating revenue and use of cash on hand at the beginning of the period. During the nine months ended March 31, 1997, and the Company collected $804,078 on a note receivable from Dr. Birman through the redemption of 174,800 shares of his Common Stock, valued at $4.60 per share, at the time of the closing of the IPO (February 12, 1997). In addition, the Company invested approximately $413,000 in the purchase of property and equipment and repaid approximately $5,995 of debt and capital leases using proceeds from operating activities. During the first and second quarters, the Company advanced approximately $173,000 against notes receivable from Dr. Birman which was subsequently repaid on February 12, 1997 through the redemption of 174,800 shares of Common Stock.

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

     Birman Managed Care, Inc. (the "Company"), successfully completed its initial public offering of 2,000,000 shares of its common stock, par value $.001 per share, at a price of $5.00 per share sold under its registration statement and prospectus dated February 12, 1997. The offering closed on February 19, 1997, and net proceeds of approximately $7,615,000 were received by the Company.

     The Company believes that the net proceeds from the initial public offering, together with its existing cash resources and available credit facilities, will be sufficient to meet the Company's anticipated acquisition, expansion, and working capital needs for the next 18 months. The Company, however, may raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions to fund future expansion of its business either before or after the end of the 18-month period. There can be no assurance that acceptable financing for future transactions can be obtained.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company's former general counsel and secretary, Robert D. Arkin, a member of the Georgia State Bar, filed suit against the Company, its chairman, president and chief executive officer, David N. Birman, M.D., and its executive vice president and director, Sue D. Birman, in United States District Court for the Northern District of Georgia, Atlanta Division, on May 8, 1997. The complaint alleges breach by the Company of a written employment agreement drafted by Arkin while he was an attorney for the Company which was executed by the Company. On March 5, 1997, he was terminated by the Company for reasons the Company believes constituted good cause. By his complaint, Arkin seeks all of his future unearned compensation under the agreement, which calls for payments to him of $206,250 per year for five years (plus annual CPI adjustments), plus one additional year's salary if the contract is not renewed -- a total of over $1,230,000. In addition, Arkin asserts he is entitled to his bonus compensation under the Company's executive bonus plan, which would be approximately $75,000 through the date of termination, and immediate vesting of unvested options granted him under the Company's 1995 Stock Option Plan to acquire 194,504 shares of common stock of the Company for an exercise price of $1.37 per share. He also alleges various causes of action related to the facts giving rise to his termination, including an allegation that the Company, Dr. Birman and Sue D. Birman violated the Securities Exchange Act of 1934 by not telling Arkin he was going to be terminated before Arkin signed another agreement Arkin had drafted, a "lock-up" agreement in which he agreed not to sell his shares of the Company's common stock until December 20, 1998. Arkin's complaint also contains numerous other disclosures and allegations which the Company believes are irrelevant to the complaint and are protected by the Company's attorney/client privilege, which disclosure is in violation of the Standards of Conduct of the Georgia State Bar.

     The complaint also alleges that the Company, Dr. Birman and Sue D. Birman are residents of the Northern District of Georgia. That allegation is false as all are residents of Cookeville, Tennessee and such fact is well-known to Arkin.

     The Company denies the material allegations of the complaint. The Company has been advised that the complaint has no merit and that it is likely to prevail on the complaint. Should Arkin prevail, it is unclear whether Arkin would be entitled to some or all of the unearned and unpaid compensation. It is further unclear whether such payment, if owed, would be for a lump-sum payment of his claimed salary or whether the salary would be paid in annual or monthly installments.

     The Company believes that the employment agreement is not enforceable against the Company and it further believes it has the right to rescind the grant of stock options to Arkin, including options to acquire an additional 97,252 shares which have otherwise vested. In connection with the drafting, negotiation and execution of the employment agreement, the executive bonus plan and the stock option agreement, Arkin acted as sole counsel to the Company as well as to himself. At no time did he disclose to the Company the conflicts of interest inherent in the transactions. He further failed to advise the Company of its right to obtain independent representation with respect to those transactions. Such disclosure and advice are required by the Standards of Conduct of the Georgia State Bar. The Company believes he further failed to provide the Company with an accurate employment history prior to becoming employed by the Company. Even if the agreements are deemed enforceable, the Company believes that Arkin was terminated "for cause," which terminates any right he would otherwise have to additional compensation or vesting of unvested stock options.

     Specifically, Arkin failed and refused to relocate to the Company's headquarters in Cookeville, Tennessee from the Atlanta area as he had agreed to do, he failed and refused to discharge the duties of a chief operating officer, which duties he had promised in writing to perform, and he repeatedly refused to comply with policies and directives of the Board of Directors and the chairman and president of the Company, Dr. David N. Birman, after warning and notice.

     On May 14, 1997, the Company sued Mr. Arkin in the Chancery Court for Putnam County, Tennessee, seeking a declaration that the above-described agreements are void and unenforceable, rescinding the grant of all stock options to Mr. Arkin, and prohibiting Mr. Arkin from disclosing matters regarding the Company which are subject to the attorney/client privilege.

ITEM 5. OTHER INFORMATION

     As required by "lock up" agreements with five of its shareholders, the Company intends to file on or about May 16, 1997 a registration statement under Form SB-2 with the Securities and Exchange Commission to register 466,312 shares of its common stock owned by five of its current shareholders. The shares so registered may not be sold by the shareholders until December 20, 1998, as provided by the "lock up" agreements. When sold, none of the proceeds will be paid to the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

10.13*   Promissory Note by David N. Birman, M.D. and payable to the Company.
10.14* Loan and Security Agreement dated August 21, 1996 by and between American National Bank and Trust Company of Chicago and Birman & Associates, Inc.
10.15* Loan and Security Agreement dated August 21, 1996 by and between Hughes & Associates, Inc.
10.16* Promissory Note (Secured) dated August 21, 1995 in the stated principal amount of $1,000,000 payable to American National Bank & Trust Company of Chicago by Birman & Associates and Hughes & Associates, Inc.
10.17*   Form of Indemnification Agreement for Birman Managed Care, Inc.
10.18*   Executive Bonus Plan.
10.19* Agreement by and between National Benefit Resources, Inc. and Birman Managed Care, Inc. entered into on April 16, 1996.
10.20* Agreement dated September 17, 1996 by and between Birman Managed Care, Inc. and Community Medical Center.
10.21*   Form of Escrow Agreement.
10.22* Lease dated December 2, 1996 between Arc Builders, LLC and Birman Managed Care, Inc.
10.23* Form of Consulting Agreement between Birman Managed Care. Inc. and Royce Investment Group, Inc.
10.24* Form of Merger and Acquisition Agreement between Birman Managed Care, Inc. and Royce Investment Group, Inc.
11.1 Statement of Computation of Earnings Per Share for the three and nine months ended March 31, 1997.
27.1     Financial Data Schedule.
99.1** State of Mississippi, Department of Insurance Certificate of Authority dated February 10, 1997.

(b)      Reports

     No reports on Form 8-K were required to be filed by the Company during the three months ended December 31, 1996.

* Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-11957)

** Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BIRMAN MANAGED CARE, INC.



May 14, 1997                          /s/ DAVID N. BIRMAN
                                      ----------------------------------------
                                      David N. Birman
                                      Chairman of the Board, President and
                                      Chief Executive Officer

May 14, 1997                          /s/ DOUGLAS A. LESSARD
                                      ----------------------------------------
                                      Douglas A. Lessard
                                      Vice President, Treasurer and Chief
                                      Financial Officer
                                      (Principal Accounting Officer)