Form 10KSB40
period 1997-06-30
BIRMAN MANAGED CARE INC
filed 1997-09-26
CIK 1009822

                                      1997

                             Washington D.C. 20549

                                  Form 10-KSB

                 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1997; or

                 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File No. 333-11957

                           BIRMAN MANAGED CARE, INC.

             (Exact name of registrant as specified in its charter)

                 Delaware                                           62-1584092
                 --------                                           ----------
         (State or other jurisdiction of                    (I.R.S. Employer Identification No.)
         incorporation or organization)


                                502 Gould Drive
                          Cookeville, Tennessee  38506

               (Address of principal executive offices; zip code)

                  (931) 432-6532; (931) 432-6536 (Telecopier)

              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                             Name of each exchange
                Title of each class         on which registered

                        None                       None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

                 Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                   YES [X]   NO  [ ]

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.

                                      [X]

                 The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 24, 1997:

                 Common Stock, $.001 par value -- $24,734,889

                 The number of shares outstanding of each of the issuer's classes of capital stock, as of September 24, 1997:

                 Common Stock, $.001 par value -- 24,734,889 shares

                 DOCUMENTS INCORPORATED BY REFERENCE

                 None.

                 Transitional Small Business Disclosure Format

                                  YES [ ]   NO  [X]

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

         Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

OVERVIEW

         The Company is a health care compliance assurance services, consulting and management company dedicated to improving the quality, controlling the cost, and enhancing the efficiency of the management and delivery of health care services by focusing on the physician as the most important factor in the health care system. The Company currently provides its proprietary Quality Management Program to 29 hospitals to educate their medical staffs on patient management. Approximately 95% of the Company's revenues in the fiscal year ended June 30, 1997, were derived from its hospital-related consulting services. The Company also operates, through its 69%-owned subsidiary Care3, Inc., a health plan in the state of Mississippi and is pursuing health plans in other states, including Tennessee. The Company believes it can apply its Quality Management Program experience to improve the management and delivery of health care services in managed care systems. The Company will organize physicians into independent practice associations, or networks, that will provide services to the Company's health plans as well as to independent health plans. The Company will also provide management services to its own and to independent health plans. The Company's Mississippi health plan, which began enrolling members in August 1997, expects to enroll sufficient members under two significant contracts to contribute more than $2.5 million to the Company's gross revenues in the fiscal year ending June 30, 1998. As the plan has only recently commenced operations, it cannot yet be determined whether the plan will operate at a profit in fiscal 1998 or ever. The Company intends to concentrate its efforts on rural communities, particularly in the south-central, southeast, and central United States, with an initial focus for its health plans on Mississippi, where the development of health care management systems and managed care programs has lagged behind other areas of the country.



         In February of 1997, the Company completed an initial public offering of 2,000,000 shares of Common Stock at $5.00 per share. The Company received net proceeds of $7,548,697, after deducting underwriting commissions, discounts and all related offering expenses.

         THE QUALITY MANAGEMENT PROGRAM: The Company's Quality Management Program provides regulatory compliance assurance services to its hospital-clients and works to improve overall patient management by focusing on the attending physician. The Company's Quality Management team at each hospital-client is headed by a trained physician who consults directly with attending physicians regarding their overall patient management program, as systematized in the medical record. The Quality Management Program is designed
(i) to assure regulatory compliance on Medicare and Medicaid billing practices,
(ii) to improve patient care by encouraging the use of the Company's proprietary methodology to assist physicians in the identification of symptoms and conditions to determine appropriate treatment, and to prioritize the goals and objectives of the treatment plan, (iii) to reduce the cost to its hospital-clients of patient care as a result of early intervention in identified health problems, and (iv) to describe more accurately in the medical record the severity and complexity of the patient's illness and the resources utilized to treat the patient. Because of the improved accuracy of documentation of the services and treatments provided, the Quality Management Program frequently results in increased Medicare reimbursements for the Company's hospital-clients.

         THE COMPANY'S HEALTH PLANS: To leverage the expertise and professional relationships it has gained from providing its Quality Management Program and to capitalize on the evolution from traditional fee-for-service to capitated systems in rural communities, the Company currently is developing and expects to operate a variety of community-based, physician-driven, comprehensive health plans. The Company's health plans are being designed to provide high-quality and cost-efficient health care by aligning the interests of physicians and their patients by involving selected community physicians in the development and implementation of treatment standards, by including selected leaders in the physician community as owners of the local health plans, and by providing participating physicians with the opportunity to share in savings realized from their own practice management through the return of a portion of the risk pools established to protect against cost overruns. The Company's health plans will offer a number of programs, including a point-of-service option that will enable patients to control their health care costs while maintaining access to a broad range of providers. Under the point-of-service option, patients will have the flexibility to select physicians participating in the Company's HMO, PPO, or indemnity plan at the time service is sought in order to control their health care costs while maintaining access to a broad range of providers.

         The Company's first health plan, under its Care3, Inc., subsidiary, was licensed in Mississippi in March and began enrolling members in August. The Company's plan now includes 843 enrolled members under contracts with eleven companies, the largest of which is the Copa Club Casino with 748 members.

THE COMPANY

         The Company was incorporated in 1994 in Tennessee under the name BA Forum, Inc., which was changed to Birman Managed Care, Inc. in October 1995. The Company was reincorporated in Delaware in September 1996. The Company serves as the holding company for Birman & Associates, Inc. and BMC Health Plans, Inc. Birman & Associates, Inc. has been engaged in the business of providing the Quality Management Program since 1991. BMC Health Plans, Inc. was formed in November 1994 to pursue the development of the Company's health plan business with Dr. Birman as its sole shareholder. In January 1995, Dr. Birman contributed all of the outstanding common stock of BMC Health Plans, Inc. to the Company.

         In furtherance of its health plan business, in June 1996 the Company acquired substantially all of the assets of Hughes & Associates, Inc. ("Hughes"), a Jackson, Mississippi-based provider of utilization review services to insurance companies and health care plans.

         On January 15, 1997, the Company acquired all of the issued and outstanding shares of capital stock of Canton Management Group, Inc., a development stage company which at the time was an inactive holder of a certificate of authority to operate a HMO in Mississippi. Canton has been renamed Care3, Inc.. As a result of the issuance of shares of Care3, Inc. to certain of the founders of Canton, Care3, Inc. currently is a 69% subsidiary of the Company. The Company may reduce its ownership percentage of Care3, Inc. to 60% by allowing selected physicians to acquire shares of Care3, Inc. common stock. The Company anticipates that it will own not less than 60% of Care3, Inc. The recent acquisition of Canton provides to the Company a Certificate of Compliance to operate an HMO in certain counties in northern Mississippi. In addition to those counties, the Mississippi Department of Insurance issued a Certificate of Compliance dated February 10, 1997, for Care3 to operate an HMO in the six-county southern Mississippi region on March 4, 1997. The Company's Mississippi HMO commenced operations on or about March 18, 1997. Care3 currently has approximately 843 participants enrolled in its plans, with virtually all of the participants coming from Care3's two major contracts. Insufficient business activities have occurred to date for the Company to assess the prospects for such operations. The effect on the Company's operations of the Mississippi HMO will depend to a large extent on the Company's ability to attract enrollees to its Mississippi Health Plan which, in turn, will depend to a significant extent upon the Company's ability to offer PPO and point-of-service options to its enrollees in addition to the HMO option. Because the Company's health plan business will be in a "start-up" phase for at least six months after the HMO commences operations in Mississippi, the Company anticipates that the Canton acquisition will result in a net operating loss during at least the first three quarters of fiscal year 1998.

         Through another newly formed subsidiary, MMMC, Inc., the Company has entered the management services organization ("MSO") business by signing an administrative services agreement with a network of private medical practitioners in the Gulfport, Mississippi area, MedSouth, Inc. ("MedSouth"). The Company holds a 90% interest in the MSO, with MedSouth owning the balance of the capital stock.

INDUSTRY BACKGROUND

General

         In response to escalating health care costs over the past 20 years, federal and state governmental authorities have increasingly emphasized stringent cost-containment measures and employers, consumers, and other purchasers of health care have sought cost-effective alternatives to traditional indemnity insurance, under which providers generally receive payment on a fee-for-service basis.

         Although traditional health insurance plans permit enrollees to select any physician or hospital, enrollees are often responsible for significant deductibles and provider charges in excess of reimbursement allowances. Developed primarily as an alternative to traditional indemnity insurance, HMOs arrange for the delivery of health care to enrollees through participating health care providers for a fixed monthly premium with little or no deductibles or copayments regardless of the frequency, value, or type of health care services utilized. HMOs generally are able to arrange for health care delivery at lower costs than those associated with traditional indemnity insurance plans by managing the utilization of health care services, by imposing case management procedures, negotiating with providers for discounts from standard health care provider rates, and through risk-sharing arrangements with the providers.

         Since the mid-1980s, increased employer focus on health care costs, employee choice, and flexibility in obtaining health care has led to the development of additional managed health care options, some of which are self-funded. These alternatives include PPOs and point-of-service options. In a PPO, the enrollee obtains care from a network of preferred providers who provide services on a discounted fee-for-service basis. A point-of-service option offers a combination of HMO, PPO, and indemnity insurance. Option plans have gained favor with some large employer groups because they allow consolidation of health benefit programs and often permit the enrollee to choose providers within the HMO or to select a PPO or unaffiliated provider at a higher out-of-pocket cost. While increasingly popular as a means of expanding employee choice, these alternatives also result in increased health care costs to employers to the extent that employees select health care options without the managed care features of HMOs.

Medicare and Medicaid

         In 1965, Congress enacted the Medicare and Medicaid programs as a part of the Social Security Amendments. Medicare is a national health insurance program for disabled and aged Americans that separates coverage for inpatient hospital services and physician services, compensates physicians on a "usual and customary" charge basis, and pays hospitals on a reasonable cost basis. In general, most Americans who (i) are age 65 or older, (ii) receive disability payments under Social Security, or (iii) need a kidney transplant or renal dialysis, are entitled to inpatient hospital services, commonly known as Medicare Part A benefits. By paying a monthly fee, any person entitled to Part A benefits also may choose to receive additional coverage for physician and outpatient ambulatory service coverage, commonly known as Medicare Part B. The Medicare program is administered by the Health Care Finance Administration ("HCFA"), an agency of the federal Department of Health and Human Services.
HCFA has assigned most of the day-to-day administration of the Medicare program to private enterprises, such as insurance companies, appointed as fiscal intermediaries.

         In response to spiraling increases in Medicare expenditures, significant amendments were made to the Medicare program in 1983, including a conversion of the Part A program to the prospective payment system. Under Part A of the Medicare program, the Medicare program currently pays a hospital a preset amount on a per-case basis based upon a prospectively assigned reimbursement value. The prospective payment amount is established by classifying each Medicare patient admitted by the hospital into one of 495 diagnosis-related groups ("DRGs"). Each DRG is cost-weighted based on an index of average costs set by HCFA. To determine the reimbursement rate for the hospital, the relative cost weight for an assigned DRG is then multiplied by a blended rate assigned to the hospital that takes into account various factors, such as location, Medicare utilization, and community economics.

         The average value of all DRGs assigned to cases within a given time frame is referred to as the case mix index ("CMI"). The CMI represents the average severity of the cases treated by a hospital. The greater the severity of illness, the higher the CMI; the greater the CMI, the higher the Medicare reimbursement. A hospital must efficiently provide high-quality care and accurately report the severity of illnesses it treats through appropriate documentation in the medical record in order to realize fair compensation under the Medicare system.

         Medicaid is a federal/state program that provides medical assistance for low income individuals who are aged, blind, disabled, or eligible for Aid to Families with Dependent Children assistance. In general, each state administers its own Medicaid program. The amount of federal payments contributed to each state's Medicaid program is based upon the state's per-capita income level. To qualify for federal Medicaid funds, a state

Medicaid program must meet minimum requirements regarding coverage and services. States also may elect to extend coverage to larger populations or offer a broader range of services. Under Medicaid, hospitals are generally paid based on their reasonable costs or variations on prospective payment systems and physicians are paid using a charge-based system, fee schedules, or relative value scales.

Managed Care

         Managed care encompasses various arrangements among health care providers, payors, and enrollees that apply utilization review, authorization systems, case management, and allocation of risks and rewards to increase the efficiency of delivery of health care services. Managed care delivery systems may include coalitions of independent medical practices, alliances between hospitals and individual medical practices or physician networks, PPOs, and HMOs. The primary tools used to manage the allocation of health care services are capitation and other prepayment arrangements that transfer a portion of the financial risk of providing health care services to the providers. Under capitation programs, health care providers receive payment in advance in a fixed monthly amount per member per month or a fixed amount upon the occurrence of a specific defined health problem. As a result, the provider bears the economic risk that the actual cost of caring for plan enrollees exceeds the capitation rate. Through contributions to and participation in risk pool reserves, the health plans create economic incentives designed to encourage providers to monitor enrollees, eliminate inefficiencies, and reduce unnecessary utilization of services while maintaining and improving the quality of patient care.

         Managed care systems generally assign responsibility for a patient's medical care to a primary care physician who monitors case history, coordinates medical services, and typically authorizes, in advance, all specialty and non-primary care services other than emergency care. Prepaid health plans are designed to obligate providers to plan and coordinate the services administered to enrollees, assure the continuity and appropriateness of care, and control the use of medical resources through (i) utilization management, (ii) case management, and (iii) associated quality assurance verifications (collectively, "Treatment Standards"). Utilization management is a process occurring before authorization of treatment that evaluates the need for and extent of treatment. Case management is the process occurring after authorization of treatment to monitor the actual administration of treatment. Quality assurance is the ongoing evaluation of the level of care being provided to the patients. In many large managed care organizations, Treatment Standards are set on a company-wide or national basis by a panel of physicians, allied health professionals, and business personnel employed by the health care company. The Company believes that health plans that require local physicians to adhere strictly to company-wide or national Treatment Standards often limit the physicians' autonomy and thereby weaken the traditional physician-patient relationship.

         Payors, including governmental entities and employers, increasingly expect health care plans and providers to develop and maintain quality results through utilization review and quality assurance programs and to accept an allocable share of the risk of providing medical care. This focus on cost-containment and financial risk sharing has placed independent providers and small and mid-sized provider groups at a significant competitive disadvantage because of their typically higher operating costs, limited purchasing power, and limited risk management experience. Accordingly, many providers have sought to affiliate with experienced organizations that manage the non-medical aspects of their practices, such as office management and billing.

Company Position

         Based upon its Quality Management Program experience, the Company believes that providers in rural areas prefer management organizations that are local in nature and permit physician ownership and involvement in setting Treatment Standards. In both its Quality Management Program and its health plan business, the Company recognizes the importance of the physician as the person who directs the consumption of medical services for patients. In the Quality Management Program, physicians employed by the Company work directly with a hospital-client's attending physicians to improve their identification of symptoms and conditions, diagnosis, utilization management, and case management. The Company's health plan business will feature networks of community-based physicians who will establish Treatment Standards at a local level and who will have a financial interest in the efficient delivery of appropriate health care. Through the unique involvement by physicians, the Company believes that its Quality Management Program and health care systems address industry concerns and create attractive and distinctive products.

Growth Strategy

         The Company's strategy is to build on the strong reputation, health care and management experience, and market position of its Quality Management Program to expand that consulting business and to penetrate rapidly the managed care segment of the industry. The Company plans to employ the following strategies to reach these objectives:

         Focus on Rural Markets.

                 The Company plans to focus its Quality Management Program and health plan operations predominantly in rural areas in order to take advantage of the low market penetration, less competitive market conditions, and the local reputation and relationships it has developed through its Quality Management Program. Large, urban-based medical consulting and managed care providers historically have not concentrated their efforts on rural areas. As a result, rural areas are served by fewer health care organizations than larger metropolitan areas and competitive factors are less intense. In addition, the Company's experience in serving rural areas through its Quality Management Program has resulted in the Company gaining a reputation and relationships in these areas and enhancing the special characteristics of health care in these areas.

         Focus on the Role of the Physician.

                 The Company focuses on the role of the physician as the most important factor in the delivery of health care services. The Company's health plans will be organized to align the interests of the participating physicians with those of the patients, to enhance the physician-patient relationship, and to reduce the influence of third parties in the delivery of health care services in local communities. Local physicians will participate in establishing Treatment Standards, have an ownership interest in the Company's health plans serving the physicians' community, and share in risk pools savings. The Company believes that these factors will enable it to attract and retain local physicians for its health plans and to utilize the reputation of these local providers to attract payors and enrollees.

         Develop New Quality Management Program Clients and Services.

                 The Company plans to increase the number of its clients for its Quality Management Program by expanding its marketing efforts in its existing market areas, entering new market areas, and offering new services to existing and new clients. The Company intends to develop and offer to its Quality Management Program clients a comprehensive line of additional services that will ultimately include utilization review of patient care services, medical information management, access to proprietary computer database information to evaluate trends in patient treatment, and development of billing procedures for third-party payors under traditional indemnity, managed care, and governmental plans.

         Launch Health Plans Applying the Quality Management Experience.

                 The Company plans to use its experience from its Quality Management Program in the areas of patient case management, efficient utilization of health care resources, and proper substantiation of treatment to assist community physicians in participating in the establishment of Treatment Standards for the Company's health plans. The Company believes that this expertise will enable it to help providers in rural areas change successfully from traditional fee-for-service reimbursement to capitated health care plans.

QUALITY MANAGEMENT PROGRAM

Concept

         Under its Quality Management Program, the Company's specially trained physicians provide consultation both to its hospital-clients to assure regulatory compliance and also to attending physicians regarding the overall treatment of patients through improved documentation of that treatment. The central premises of the Quality Management Program are (i) recognizing the physician as the primary director of medical services for the patient and (ii) assisting the physician to develop a problem-oriented format. This process produces a complete, consistent, and legible medical record that is essential to the accurate identification and prioritization of disease conditions and treatment plans. As a consequence, patient care and patient satisfaction are increased, the cost of health care is reduced by controlling resource consumption, appropriate Medicare reimbursements are received from the more accurate documentation produced, and malpractice claims are reduced. As the accuracy of the medical record is improved, both hospitals and attending physicians can more accurately track the efficacy and need for certain medical tests and procedures.

         The attending physician controls the treatment plan and resource consumption of patients. The attending physician is directly responsible for the initial patient contact, the initial evaluation of symptoms and conditions, preliminary diagnosis, hospital admissions, referrals to specialists, ordering laboratory services, and prescribing medication. This fact of modern health care has the concurrent effect of placing the attending physician in the unique position of influencing the hospital's reimbursement revenue, costs, and liability both through the decisions made and by the thoroughness and accuracy with which those decisions are documented. A significant aspect of the Quality Management Program involves consultation and training of the attending physician at the hospital to facilitate the efficient delivery of high-quality health care while thoroughly and accurately recording the decisions made.

         The medical record is the primary tool used by physicians to direct the medical treatment of a patient, communicate instructions to other health care service providers, evaluate the progress of the patient, support reimbursements from third-party payors including Medicare, and evidence compliance with Treatment Standards and professional responsibilities. The Company believes that complete, systemized, and legible medical records enable physicians to design and record appropriate treatment plans, similar to a business plan, to address symptoms and conditions that affect the patient from admission to discharge, and to prioritize, in writing, goals and objectives for appropriate management. Through the formulation of treatment plans and improved documentation, the attending physician focuses on proper diagnosis and thereby becomes more effective in measuring the severity of each patient's illness and progress. The Quality Management Program also typically results in more accurate reporting of the hospital's DRG elections, which often results in increased Medicare reimbursement to the hospital.

         The treatment plans and documentation may be applied to clinical guidelines and quality assessment procedures to increase the total quality of care and evidence compliance with Treatment Standards. Recognition of the severity of illness and well-documented records of treatment reduces the likelihood of errors and omissions, thereby decreasing the liability exposure to the physician and the hospital.

Operations

         Following engagement, the Company assigns a team consisting of a physician and an allied health specialist to each hospital-client. The team profiles the client's Medicare-patient medical records and identifies problem areas (such as legibility, proper documentation of patients' histories and physical condition, discharge summaries, and patient education) in order to identify the specific hospital-client's needs. After an extended program introduction, the team interacts on a weekly basis with attending physicians and allied health professionals in the hospital, on a peer-to-peer level, to assist them in adopting in their daily routines the practice management methods underlying the Quality Management Program. The Company provides a monthly status report to the hospital's chief executive officer or chief financial officer.

         The Quality Management Program emphasizes a problem-solving approach. Working with the hospital-client's medical records, the Company's physicians conduct concurrent and retrospective reviews to train attending physicians to present their findings of symptoms and conditions more thoroughly; to prioritize treatment goals and objectives; to document properly the process of patient management; and to work to use hospital-client resources effectively. The Company's allied health specialists educate the hospital-client's allied health staff regarding the reimbursement process, encourage coding decisions recognizing legitimate resource expenditures, and assure proper preparation and maintenance of supporting documentation. As a result, this program supports the implementation of quality health care services, while creating a medical record that enables accurate tracking and diagnosis of the patient's illness while simultaneously supporting the selection of coding options that provide appropriate reimbursement. The attending physician and the hospital make all final coding decisions. The physicians and allied health specialists employed by the Company in its Quality Management Program do not treat patients, make treatment or diagnostic decisions, or provide medical services in connection with the Quality Management Program.

         The Company knows of no principal competitor that features peer-to-peer training of physicians-by-physicians. The Company believes that the use of physicians on its consulting staff heightens the Company's professionalism and expertise, provides greater flexibility in addressing client needs, and maximizes the Company's impact and value for its clients. These factors distinguish the Company from other firms offering competing services.

Fee Structures

         Most of the Company's fee arrangements have been "results based" agreements, although some "fixed fee" arrangements have been made. "Results based" compensation arrangements have historically predominated in the Company's field. They typically are influenced by increases in the hospital-client's revenue attributable to increases in Medicare reimbursements, and are not based on physician reimbursements. Recently, as a consequence of the announced heightened federal scrutiny of any contract which provides greater compensation for obtaining higher federal reimbursements, the Company has been shifting its compensation to "fixed fee" arrangements. Of twenty-nine hospital contracts now in force, eight have "fixed fee" compensation arrangements. The Company intends to move towards the "fixed fee" arrangement on all of its contracts as rapidly as practicable. The Company receives an average monthly fee under all fee arrangements of approximately $30,000 per client. The Company generally enters into two-year agreements with each hospital-client, which are often renewed.

Client Benefits

         The Company believes that its Quality Management Program provides hospital-clients with improved quality of care and cost effectiveness, increased patient satisfaction, better utilization of hospital resources, increased compliance with Medicare coding and reimbursement requirements, increased net revenue and realization of appropriate payment for services rendered, and decreased malpractice liability exposure. Hospitals historically have had difficulty preparing and maintaining documentation to meet the exacting requirements of federal Medicare reimbursement. They also generally fail to record accurately all services rendered. Because the Quality Management Program directly addresses these problems, the Company's hospital-clients typically experience increased Medicare reimbursements of between 7.6% AND 21% within the first year of the Company's engagement. Considerable hospital-to-hospital variation nonetheless occurs which the Company attributes to variation in such factors as hospital size and patient population mix.

HEALTH PLANS

Concept

         Drawing on the expertise and relationships established through the Quality Management Program, the Company is developing a variety of community-based, physician-driven, comprehensive health plans. To align the interests of the participating physicians with those of the enrollees, local physicians will participate in establishing Treatment Standards and will share in cost savings in patient care through the return of a portion of risk pools established to protect against cost overruns. In addition, selected physicians will have an ownership interest in the local health plans and management service organizations to be organized by the Company. The Company anticipates that the Treatment Standards will encourage participating physicians to apply the Company's Quality Management

Program in their practices in order to improve the efficiency of the delivery of health care services and thereby maximize their returns from the risk pools.

         Through health-care providers, the Company's health plans will offer enrollees a comprehensive range of health care services, including ambulatory and outpatient physician care, hospital care, and ancillary diagnostic and therapeutic services. The Company also intends to provide vision, prescription drug, and dental services on an indemnity basis through arrangements with insurers.

         The Company's health plans will include HMO, PPO, and point-of-service options. The point-of-service option will allow enrollees to choose from among participating and non-participating providers each time medical attention is desired. The point-of-service option will be available for all types of enrollees, including Medicare and Medicaid enrollees, if applicable. In order to provide the PPO and point- of-service options, the Company has entered into an alliance with National Benefits Resources, Inc. ("NBR") under which NBR will arrange licensing, product development, indemnity insurance coverage, reinsurance coverage, provider excess insurance coverage, underwriting, and insurance compliance services. The Company will pay NBR a fee equal to 4.5% of the gross premium revenues derived from the health plans. The Company and NBR are addressing a more comprehensive alliance agreement that will, among other things, clarify and place time limits on the performance under the strategic alliance. To this end, the Company entered into a managing underwriter agreement with NBR in late February, 1997 for a five year term.

         Because of the Company's presence in the rural south-central, southeast, and central United States health care market, the initial market area for the Company's health plans will be in Mississippi. The Company has also devoted substantial resources toward establishing provider networks in Tennessee and is considering how best to utilize those networks.

Plan Management

         The Company plans to organize separate community-based management service organizations ("MSOs") to provide administrative services to each community health plan and physician network. The Company will centralize each MSO's management and administrative services. Each MSO will be owned by the Company and selected participating physicians. These MSOs will afford providers with access to the experience of the Company in the health care business and in the Quality Management Program. The economies of scale inherent in a MSO will enable the Company to reduce operating costs by centralizing certain clerical functions, group purchasing, claims processing, and negotiation of health plan contracts.

         Once physician networks are established in a market, the Company will administer capitated contracts by profiling costs of care based on patient populations, analyzing physician treatment patterns, and monitoring specific health plan contract requirements. The Company believes that its Quality Management Program experience in the areas of information systems, utilization management, physician relationships, reimbursement, and case management will provide it with an advantage in providing these aspects of its health plan business.

         Unlike many large national organizations, each MSO will have its own committee in which local physicians will participate. The committee will implement a quality assurance program for the health plan, conduct peer reviews to assure compliance with MSO rules and other Treatment Standards, and implement and review other Treatment Standards. The Company will encourage providers to apply the Quality Management Program methodology in their delivery of cost effective, quality care.

         After formation of the MSOs, the Company intends to represent the physician networks in arranging access by other health plans operating in the local communities and to market the physician networks and MSO administrative services to large, self-funded employer groups. Under self-funded plans, employers self-insure their health care expenses and pay for health care claims as such claims are incurred. The Company will offer utilization review, case management provider network discounts, and claims processing for these self-insured plans. To provide utilization review and case management services to the health plans, in June 1996 the Company acquired Hughes & Associates, Inc., a Jackson, Mississippi-based company. Hughes acts as the health care authorization service for a number of indemnity insurance companies and health plans and is certified to provide utilization review services in Tennessee, Mississippi, and Louisiana.

Anticipated Sources of Revenue

         The Company expects to generate health plan revenue from (i) premium charges to employers and enrollees, (ii) Medicare and state welfare system payments, and (iii) network access fees charged to self-funded employers and other health care plans. The Company intends to structure its premium rates primarily through community rating, based upon the aggregate costs of basic benefit plans for the Company's entire membership population calculated on a per member/per-month basis and converted into premium rates based on coverage. The Company intends to adjust the premium rates for various groups based upon the average age, sex, claims experience, utilization experience, incurred but not reported claims, inflationary factors, credibility, and reinsurance pooling levels. The enrollees will pay copayments, coinsurance, or deductibles at the time certain services are provided in order to encourage appropriate utilization of health care services by enrollees.

         The Company envisions that it will contract with Medicaid and state welfare systems to provide its health care services and has applied to Mississippi to provide such services. Mississippi has recently enacted legislation that encourages state welfare participation in managed care programs.

         The Company's MSOs will receive a percentage of the premiums paid to the Company's health plans as fees for its management services. Each of the Company's health plans will contract with its applicable MSO for the provision of management services.

         The Company intends to represent its provider networks in negotiating with self-insured employers and other health care systems for access to the provider network. Access fees will vary depending upon the number of providers in the network. The Company also may provide administration, utilization review, case management services, provider network discounts, and claims processing to self-insured employers for a fee.

Provider Fees

         The Company's health plans will compensate physicians, hospitals, and other health care providers through capitation or discounted fee-for-service payments. When the Company has sufficient enrollees in a plan, the Company intends to compensate its capitated providers at a flat per-member/per-month rate, utilizing financial participation in risk pools to encourage physicians to provide high-quality medical care through the application of the Company's Quality Management Program. The PPO providers will be compensated on a discounted fee-for-service basis, and the indemnity providers will be paid on pre-established fee schedule rates, less deductibles and coinsurance amounts paid by enrollees. Providers generally will be required to obtain preauthorization for certain treatments and will be obligated to deliver health care according to the health plan's Treatment Standards in order to assure proper treatment and prevent inappropriate charges. The Company will obtain reinsurance of catastrophic and excess claims through NBR. Thus, the health plans will allocate financial risk among the Company, participating providers, insurers, and enrollees.

Recent Developments

         Mississippi. To accelerate entry into the health plan business in Mississippi, the Company acquired Canton (renamed "Care3, Inc."), an inactive holder of a certificate of authority to operate an HMO in certain counties in northern Mississippi. It also arranged for MedSouth to provide health care services through its provider network consisting of approximately 370 physicians, ten hospitals, and several ancillary health service providers in the Gulfport, Mississippi area. The Company has also established a MSO to provide administrative and management services to MedSouth. The Company obtained necessary state health department and insurance department authorizations to provide HMO health care services to enrollees in six counties in southern Mississippi. The Company intends to enlist other service providers, primarily in the northern and the Delta regions of Mississippi. The Company has applied for qualification to provide services to Medicaid beneficiaries in Mississippi. The application is in the final stages of review and is expected to be approved so that Care3 can enter the Medicaid program in the fourth calendar quarter of 1997. Once a plan is so approved, the welfare agency in each state assigns Medicaid-qualified residents to the Company's health plan after giving consideration to the patient's choice of physician and choice of available health plans. The Company's physician network will provide services to Medicaid recipients in return for capitated payments. Certain of the sellers of Canton and MedSouth will be minority owners of the Mississippi health plan, and MedSouth will have an ownership interest in the MSO that will provide administrative services to MedSouth.

         Care 3, Inc. has entered into two significant contracts to provide health care services in Mississippi. The first, with the Imperial Palace Hotel and Casino in Biloxi, Mississippi, became effective June 15, 1997 with a 15 month renewal. Upon the opening of the Imperial Palace, which is scheduled for December 15, 1997, the Company anticipates monthly revenue of approximately $340,000 for 3,000 enrolled individuals. The second, with the Copa Casino in Gulfport, Mississippi, became effective September 1, 1997 with a 12 month renewal. The Company anticipates revenue of $68,937 per month from 584 enrolled individuals. The Company has insufficient operating experience in the HMO field to determine as yet whether these contracts will prove profitable to the Company.

         Tennessee. The Company, together with 35 local primary care physician/shareholders, has organized a provider network for a health plan to serve 16 counties in the Cumberland Valley region of Tennessee. The physician network has contracted with over 285 primary care physicians and 650 specialty physicians to provide services on a capitated fee and discounted fee for service basis. The Company is continuing to engage in investigative activities geared towards contracting with hospitals and other providers to complete this network.

SALES AND MARKETING

         The Company markets its Quality Management Program through a direct sales force consisting of three full-time sales professionals. The sales force employs a team marketing approach utilizing Company physicians. The Company participates in hospital trade shows and utilizes a proprietary database to identify prospective hospital-clients on the basis of CMI and demographic information. The Company has found that its most successful engagements have evolved from acceptance of its Quality Management Program by each of the hospital-prospect's administrative, attending physician, and medical records staff groups. Once the Company has identified a prospective hospital-client, it provides introductory information designed to demonstrate the effectiveness and potential benefits of the program to the prospect's senior administrative and financial officers. Thereafter, the Company follows a coordinated effort to include the hospital's attending physicians and medical records specialists in the engagement decision making process.

         The Company currently plans to market its health plans through a small full-time sales force that will include members of the Company's senior management and local and national third-party brokers and agents. The Company will market its health plans to local commercial employers, individuals, and self-funded employers. In addition, the Company will contract with sponsors of government programs such as state welfare agencies. Once a payor has selected the Company to provide health plan services, the Company will shift its marketing focus to prospective enrollees through newsletters, brochures, enrollee education programs, seminars, direct mail advertising, and responses to satisfaction surveys. The Company intends to develop print advertising directed at payors and direct advertising to prospective enrollees through consumer media campaigns. The Company's marketing programs will emphasize the local physician ownership of the health plan, commitment to preventative care, access to quality providers and services, understanding of the particular local market, variety of products, and price stability. The Company believes that the local physician ownership of its health plans will be advantageous to its marketing effort in the Gulfport, Mississippi area where it is now offering its first health plan.

         The Company believes that eventually its name recognition and reputation as a locally owned health plan will be significant factors in encouraging Medicaid recipients to select the Company's health plan over competing plans. The Company intends to apply for Medicare risk contracts after each health plan reaches minimum commercial membership requirements.

CUSTOMERS

         Since 1991, the Company has provided its Quality Management Program in approximately 90 hospitals located in 17 states. Currently, the Company is providing its Quality Management Program at 29 hospitals in 14 states. The Company's clients are located principally in rural markets where health care facilities frequently lack the resources to develop internal quality training programs. The Company seeks two-year agreements with each Quality Management Program client. The Company's engagement is often continued beyond the initial two-year term on a fixed fee basis. The Company renewed 29.4% of all contracts whose initial term expired in the fiscal year ended June 30, 1997. Out of approximately 90 engagements, only six have been terminated prior to the end of the contract term.

         The Company has provided services to a number of hospitals operated by a Quorum. Services provided to hospitals operated by Quorum resulted in approximately 42% and 23% of the Company's revenue in fiscal 1996 and 1997, respectively. Quorum operates 300 acute care facilities in 43 states. Over the past five years, the Company has provided its Quality Management Program at 34 Quorum-operated facilities. Currently, the Company is providing Quality Management Program services at 10 Quorum-operated facilities. Historically, the on-site management of each Quorum hospital has made its own decision regarding the engagement of the Company and the Company has entered into a separate contract with each engaging Quorum facility. The Company has no long-term contractual or other relationships with Quorum. Quorum recently instructed its hospitals to convert all "results-oriented" contracts to fixed fee contracts.


         The Company recently renegotiated its contract to provide Quality Management Program services to Community Medical Center in

Toms River, New Jersey, under an agreement that provides for a fixed fee of $140 per chart reviewed. The agreement with Community Medical Center has been extended to July 1998 and contains an early termination clause. For fiscal year ended June 30, 1997, services provided to Community Medical Center represented 12.42% of the Company's revenue.

         The Company anticipates that the customers of its health plan business will include employees and individuals located in its health plan market areas and state welfare agencies servicing Medicaid recipients located in those areas. Large employers offering self-funded health plans will be sought as customers of the Company's MSOs. See "Business -- Sales and Marketing."

COMPETITION

         Although its Quality Management Program services are significantly different from those offered by other hospital consulting services, the Company competes for consulting business primarily with revenue-optimization service companies. Approximately 500 to 700 companies of varying size offer revenue-optimization services that may be considered competitive with the Company. Competitors include the health care consulting practice groups of Andersen Consulting, the Gailer Review Group, Health Care Management Advisors, Inc., Iameter, MC Strategies, Inc., National Coding Service, Inc., Quality Medical Consultants, Inc., and J.A. Thomas & Associates, Inc., an Ernst & Young preferred provider. Most of these firms have substantially greater financial, technical, marketing, and management resources than the Company. The Company does not believe that any single company commands significant market share. Larger, more established consulting firms have an enhanced competitive position due, in part, to established name recognition and direct access to hospital-clients through the provision of other services. Smaller firms, although not necessarily offering services comparable to those of the Company, compete on the basis of price. There can be no assurance that the Company will continue to be able to compete successfully. The Company competes for its Quality Management Program clients by distinguishing its services from those provided by revenue optimization service companies, which generally do not use a physician-dominated consulting staff comparable to that of the Company or embrace a peer-to-peer (i.e., physician-to-physician) teaching approach.

         The managed care industry is highly competitive. The Company's health plans will compete with other providers of health care services, including regional hospitals and physician practice groups. Competitors include large indemnity insurers with established managed care operations, such as Aetna, Blue Cross & Blue Shield, CIGNA, and Prudential; HMOs, such as U.S. Health Care, Humana, Kaiser Permanente, and Quorum; physician management companies, such as MedPartners/Mulliken; and physician sponsored organizations. Many competitors offer a broader range of health care services than the Company's health plans will offer, have extensive relationships with group specialty practices, and have financial, managerial, marketing, and technical resources that are much greater than those of the Company.

         The managed health care industry has experienced significant changes in recent years, primarily as a result of rising health care costs. Employer groups have demanded a variety of health care options, such as traditional indemnity insurance, HMOs, PPOs, and point-of-service options. The Company's proposed operations ultimately will compete with providers of all of these products. The Company will be required to respond to various competitive factors affecting the health care industry generally, including new medical technologies that may be introduced, general trends relating to demand for health care services, regulatory, economic, and political factors, changes in patient demographics, and competitive pricing strategies by HMOs and other health care plans. The Company will be subject to competition in any new geographic area it may enter, with respect to any products it may offer, and with respect to any commercial and governmental health care programs developed. There can be no assurance that the Company will be able to compete successfully.

         The Company believes that health plans are in demand in rural communities where the transition from traditional fee-for-service to capitation has lagged other areas of the country. The Company believes that the principal competitive factors in the health plan market include price, participation by practicing physicians, reputation in the community and other rural markets, documented performance, profitability, and quality. Based upon these competitive factors, the Company believes that it will be able to compete successfully in the rural markets by adhering to its business strategy.

GOVERNMENT REGULATION

         Various aspects of the delivery, administration and reimbursement of health care services are subject to state and federal regulation. The business of the Company is directly or indirectly affected or subject to these laws as well as laws relating to business corporations in general. Although many aspects of the Company's Quality Management Program have not been the subject of state or federal regulation or regulatory interpretation, the Company believes its current operations are, and its proposed operations will be, in material compliance with applicable laws. There can be no assurance, however, that a review of the Company's current or proposed businesses by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or their expansion.

         In recent years, numerous legislative proposals have been introduced or proposed in the United States Congress and in some state legislatures that would effect major changes in the United States health care system at both the national and state level. In addition to these proposals, the increased funding of enforcement of existing laws, and the increased severity of fines and threat of criminal prosecutions, has had the effect of inhibiting the Company's ability to attract new hospital-clients and causing some current hospital-clients to consider the impact of these developments on their business relationships in general, including those with the Company. The Company cannot determine at this time the duration of this situation or its ultimate effect on the Company's prospects and revenues over the long term. In the near term, this situation has and will adversely affect the Company's revenue and revenue growth. The Company is developing alternative products and services to adapt to this changed regulatory environment, which the Company believes will aid the Company's growth and revenues.

Licensure

         All states impose licensing requirements on individual physicians and on certain types of providers of health care services. While the performance of consulting services to hospitals and management services on behalf of medical practices does not currently require any regulatory approval on the part of the Company, there can be no assurance that such activities will not be subject to licensure in the future.

Corporate Practice of Medicine

         Many states in which the Company conducts business maintain prohibitions against business corporations employing physicians or otherwise. Possible sanctions for violation of this restriction include loss of licensure and civil and criminal penalties. These laws vary from state to state and are often ambiguous. These laws have been seldom interpreted by the courts or regulatory agencies, but are potentially subject to broad interpretation and enforcement by courts and regulatory authorities. The Company could incur liability in the event it fails to enter into appropriate contractual arrangements with physicians or other health care professionals in conjunction with its consulting activities or health plans. Although the Company seeks to structure its arrangements with health care providers to comply with state corporate practice of medicine laws, and although the Company believes it is in compliance with such laws, there can be no assurance that the Company's arrangements with health care providers will not be successfully challenged as constituting the unauthorized practice of medicine. Also, there can be no assurance that such laws will not be interpreted broadly or amended to be more expansive. In addition, any expansion of the operations of the Company to a state with strict corporate practice of medicine laws may require the Company to modify its operations, resulting in increased financial risk to the Company.

State Fee-Splitting and Referral Prohibitions

         A number of states have enacted laws that prohibit the payment for referrals and other types of kickback arrangements and prohibit physicians from splitting professional fees. These statutes are sometimes quite broad and, as a result, prohibit otherwise legitimate business arrangements. Possible sanctions for violation of these laws include civil, monetary and criminal penalties and loss of licensure.

         Many states have enacted laws that prohibit physicians and, in some cases, all health care professionals, from splitting fees or referring patients to entities with which such physician or health care professional have a financial relationship, regardless of the patient's source of payment. There are numerous exceptions under some of these laws which authorize certain referrals, including without limitation, referrals for health care services performed by the referring health care professional to provide health services personally or within the health care professional's area of expertise as part of a group practice, or referrals by physicians who have made investments in publicly traded companies.

         These statutes vary from state to state and are often ambiguous. The scope of these state laws is broad and little precedent exists for their interpretation or enforcement. The penalties for a violation of these law may include civil or criminal penalties, prohibition on billing or collecting from patients or third-party payers, or repayment of reimbursement for the services related to the unlawful referral and, for the physician, a probation period, or suspension or revocation of the physician's license.

         Pursuant to the terms of some of the Quality Management Program agreements, the Company will receive fees based upon increases in a hospital-client's Medicare reimbursements. In addition, pursuant to the terms of the management services agreement between the Company's subsidiary, MMMC, Inc. and the Company's Mississippi health plan, Care3, Inc., the Company will receive fees based upon a percentage of premiums.

         The Company believes that its contractual arrangements comply in all material respects with the fee splitting and referral prohibitions of the states in which it currently operates or proposes to operate in the future. However, there can be no assurance that the Company's contractual arrangements will not be successfully challenged or that such state laws will be interpreted by the courts in a manner consistent with the practices of the Company. Also, there can be no assurance that such laws will not be interpreted broadly or amended to be more expansive. Further, expansion of the operations of the Company to certain other states may require it to comply with such jurisdictions' regulations, which could require structural and organizational changes to the Company's business in order to comply with that state's laws. Such changes, if any, or a successful challenge of the Company's current laws could have a material adverse effect on the Company. The Company seeks, however, to structure its contractual arrangements to comply with these laws and will continue to do so in the states in which it expands its operations.

State Regulation of Insurance Business and HMOs

         Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of health care providers. Many state insurance commissioners have interpreted their insurance statutes to prohibit entities without an insurance or HMO license from entering into risk-based managed care contracts unless there is an entity licensed to engage in the business of insurance in the chain of contracts. Some state insurance commissioners may determine that contracts for the provision of health care services with an entity not licensed to provide insurance that contracts directly with a self-insured employer may be deemed to be engaged in the business of insurance. The Company intends to obtain all required or appropriate licenses for its health plan business operations as an HMO or, where applicable, as a provider network. NBR has agreed to arrange licensed insurers to provide indemnity coverage to enrollees in the Company's point-of-service health plans. The Company believes that it is and will be in compliance with the laws that regulate the business of insurance in the states in which it does business, but there can be no assurance that future interpretations of these laws by courts or regulatory authorities in these states, or in the states into which the Company may expand, will not require additional regulatory approvals, licensure or a restructuring of some or all of the Company's operations.

         Many states also require managed care organizations to contract with any willing and qualified provider that desires to contract with the organization. These requirements could undermine the Company's plans with respect to the size of provider panels for its health plans and could increase the administrative costs necessary to operate the health plans in those states where any willing and qualified provider must have the opportunity to contract with managed care organizations. The Company could incur liability in the event a managed care organization under the Company's control fails so to contract. In addition, the burden of complying with such requirements or the liability for a failure to comply with such requirements may have a material adverse effect on the Company's business.

Federal Medicare and Medicaid Related Regulation

         Since the Company's Quality Management Business focuses on Medicare reimbursement and the Company's health plans will provide services to Medicare and Medicaid patients, the Company is and will be subject to a number of federal laws prohibiting certain activities and arrangements relating to services or items, that are reimbursable by Medicare or Medicaid or other state-funded programs.

The False Claims Act

         The False Claims Act imposes civil liability on persons or corporations that make or cause to be made false or fraudulent claims to the government for payment. A violation of the False Claims Act may result in liability for monetary penalties of up to $10,000 per false claim plus three times the amount of damages the government sustains, and exclusion from the Medicare and Medicaid programs.

         In 1976, Congress established the Office of Inspector General at the Department of Health and Human Services to identify and eliminate fraud, abuse and waste in the health care programs it oversees and to promote the efficiency in departmental operations. The Office of Inspector General carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers on ways to engage in legitimate business practices and avoid scrutiny under fraud and abuse laws, the Office of Inspector General has from time to time issued special "fraud alerts" identifying aspects of transactions and arrangements, which, if present, may indicate that the transaction or arrangement violates fraud and abuse law. In January of 1997, the Office of Inspector General issued a special fraud alert regarding consulting firms who are paid a commission based upon increased lab billings under the Medicare program. The fraud alert did not expressly state that paying consultants for increasing Medicare revenues is per se a violation of fraud and abuse law; however, the alert stated that because commission-based relationships provide consultants with little incentive to correct coding errors, these arrangements are ripe for upcoding (improper designation of DRG codes to obtain reimbursements higher than justified by the diagnosis and treatment of the patient), unbundling (billing separately for each distinct laboratory analysis performed when, in fact, all such analyses were performed simultaneously by the same equipment), and other abusive manipulation which increases costs to the Medicare program. In this fraud alert, the Office of Inspector General encouraged government agents to become aware of the implications of consulting arrangements involving commission payments, to take steps to determine the existence of these consulting arrangements, and to contact fiscal intermediaries about any known commission-based consulting arrangement for the purpose of developing patterns that could potentially implicate the False Claims Act as well as other fraud and abuse laws.

         The Company takes measures, including but not limited to, the concurrent review of medical record documentation, to ensure that hospital-clients of its Quality Management Program do not submit false or fraudulent claims to the government, and the Company intends to take similar protective measures with respect to its health plan business. Because a large portion of the Company's current revenue could be considered "by commission" and relates to Medicare payments and the Company anticipates that the health plan business could, in the future, receive significant revenue from Medicare and Medicaid, an exclusion from the Medicaid and Medicare programs as a result of a violation of the False Claims Act would have a material adverse effect on the Company. In addition, the Company, as well as its hospital-clients, could incur liabilities for violations of the False Claims Act that could have a material adverse effect on the Company.

Prohibition on Assignment

         The Medicare and Medicaid laws generally prohibit the assignment of Medicare and Medicaid receivables with limited exceptions. The Company does not anticipate structuring its relationship with health care providers to meet any of the exceptions to the general prohibitions on the assignment of Medicare and Medicaid receivables. As a result, the Company can not obtain a pledge of Medicare and Medicaid receivables as security for payment of remuneration owed to the Company by a health care provider if it so desired. Similarly, the Company does not anticipate entering into relationships that would permit it to pledge or assign its Medicare and Medicaid receivables as security for bank lines of credit or other lending arrangements.

Anti-Kickback Statute

         Certain provisions of the Social Security Act prohibit the offer, payment, solicitation, or receipt of any form of remuneration either (i) in return for the referral of Medicare or state health program patients or patient care opportunities, or (ii) in return for the recommendation, arrangement, purchase, lease, or order of items or services that are covered by all federal health care programs, except the federal employees health benefit plans (the "Anti-kickback Statute"). The Anti-kickback Statute is broad in scope and has been broadly interpreted by courts in many jurisdictions, potentially subjecting such arrangements to lengthy expensive investigations and prosecutions initiated by federal and state governmental officials. In particular, HCFA has expressed concern that physician ownership in entities in a position to receive referrals from such physicians may violate the Anti-kickback Statute.

         In part to address concerns regarding the Anti-kickback Statute, since July 1991 the Department of Health and Human Services has promulgated regulations that provide exceptions, or "safe harbors," for certain transactions that are deemed not to violate the Anti-kickback Statute. The safe harbors include protection for waivers or coinsurance and deductible amounts, negotiated discounts by providers, risk-sharing arrangements with managed care plans, management and personal services agreements, and investment interests. Since the Company intends to offer physicians an ownership interest in its health plans, the Company plans to structure such ownership so that payments made to physician-investors in its health plans in the form of a return on an investment interest, such as a dividend or interest income, meet the investment interest safe harbor and therefore are not deemed to be prohibited "remuneration" under the Anti-kickback Statute. Accordingly, the Company intends to structure its health plan ownership so that (i) no more than 40% of the investment interests will be held by investors who are in a position to make or influence referrals to the health plan; (ii) no more than 40% of the gross revenue of the health plan will come from referrals, items or services furnished or business otherwise generated from investors; and (iii) the terms of the investment interests offered to investors who are in a position to make or influence referrals to the health plan will be the same as the terms offered to investors who are not in such position. There can be no assurance, however, that more than 40% of the gross revenue of any of the Company's health plans will consistently come from referrals, items or services furnished or business otherwise generated from persons or entities other than physician-investors.

         Violation of the Anti-kickback Statute is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs. Although the Company does not believe that its current operations violate or that its proposed operations will violate the Anti-kickback Statute, there can be no assurance that in the future regulatory authorities will not determine that the Company's operations violate the Anti-kickback Statute. Because the Company anticipates that its health plans will receive significant revenue as a result of health care services provided to Medicaid and Medicare enrollees, an exclusion from the Medicaid and Medicare programs as a result of a violation of the Anti-kickback Statute would have a material adverse effect on the Company.

Federal Self-Referral Prohibitions

         Significant prohibitions against physician self-referrals for services covered by Medicare and Medicaid programs, commonly known as "Stark II," were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions amended prior physician self-referral legislation known as "Stark I," which applied only to clinical laboratory referrals, by dramatically enlarging the list of services and investment interests to which the referral prohibitions apply. Subject to certain exemptions, Stark II prohibits a physician or a member of such physician's immediate family from referring Medicare or Medicaid patients to any entity providing "designated health services" in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement, including the physician's own group practice, unless such practice satisfies the "group practice" exception. The designated health services include the provision of clinical laboratory services, radiology, and other diagnostic services, including ultrasound services; radiation therapy services; physical and occupational therapy services; durable medical equipment; parenteral and enteral nutrients, equipment, and supplies; prosthetics; orthotics; outpatient prescription drugs; home health services, and inpatient and outpatient hospital services.

         Although the definitions of ownership interests and compensation arrangements are extremely broad, certain ownership interests and compensation arrangements will not trigger the proscriptions of Stark II. In particular, exceptions exist for prepaid health plans and personal services agreements.
The prepaid health plan exception covers a physician's ownership interest and compensation arrangement in the case of services furnished by a prepaid health plan. The personal services agreement exception covers compensation pursuant to certain written agreements, such as management or independent contractor agreements. Because the Company will use reasonable efforts to ensure that its health plans meet the exceptions described above, the Company believes that the risk that referrals of patients by physicians who have an interest in the health plans or an agreement with the Company will be limited.

         Interpretative regulations clarifying the provisions of Stark I were issued on August 14, 1995, and Stark II regulations are pending with a target for release in 1997. Although the Company believes its proposed health plan operations will be in compliance with the Stark legislation, future regulations could require the Company to modify its health plan business. In addition, the penalties for violating Stark II include a prohibition on Medicaid and Medicare reimbursement and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme" and exclusion from the Medicare and Medicaid programs. Because the Company anticipates that its health plans will receive significant revenue as a result of health care services provided to Medicaid and Medicare enrollees, an exclusion from the Medicaid and Medicare programs as a result of a violation of the self-referral prohibitions could have a material adverse effect on the Company.

The Health Insurance Portability and Accountability Act of 1996

         The Health Insurance Portability and Accountability Act of 1996 (the "Portability Act") expands the penalties for health care fraud and creates two new federal crimes called "Health Care Fraud" and "False Statements Relating to Health Care Matters." The Health Care Fraud statute is implicated when anyone "knowingly or wilfully" executes or attempts to execute a scheme or artifice to defraud any health care benefit program or to obtain, by means of false or fraudulent pretenses or representations, any of the money owed by a health care benefit program, in connection with the delivery of a payment for health care benefits, items or services. A violation of the Health Care Fraud statute is a felony and violators may be fined, imprisoned for up to ten (10) years or both. The False Statements Relating to Health Care Matters statute is implicated when anyone, in any matter involving a health care benefit program, "knowingly or wilfully" falsifies, conceals or covers up by any trick, scheme or device a material fact, or makes any false, fictitious or fraudulent statement or representation, or makes or uses any false writing or document knowing the writing contains false, fictitious or fraudulent statements in any matter within the jurisdiction of any department or agency of the United States. A violation of the False Statements Relating to Health Care Matters is a felony and may result in fines, imprisonment or both. In addition, the Portability Act expands the Civil Money Penalty Act by proscribing persons from knowingly presenting (or causing to be presented) a claim for medical or other items or services that the person knows was not provided, which expressly includes a knowing and willful scheme of engaging in a pattern or practice of upcoding or providing unnecessary care, in order to defraud any health care benefit program, including Medicare and state health care programs. The penalties include exclusion from the Medicare program and monetary penalties of up to $10,000 for each item improperly billed and up to three times the amount claimed. The Company takes measures designed to ensure that hospital-clients of its Quality Management Program do not engage in schemes to defraud health care programs, and the Company takes and intends to continue to take similar protective measures with respect to its business. Because the Company's current revenue relates to Medicare patients and the Company anticipates that its health plan business could, in the future, receive significant revenue from Medicare, an exclusion from the Medicare program as a result of a violation of the Health Care Fraud statute, False Statements, False Statements Relating to Health Care statute, and other pertinent anti-fraud and abuse provisions of the Portability Act would have a material adverse effect on the Company.

The Balanced Budget Act of 1997

         The Balanced Budget Act of 1997 ("Balanced Budget Act") includes new anti-fraud provisions. The Balanced Budget Act provides for the permanent mandatory exclusion from any federal health care program for those convicted of three health care-related crimes. In addition, the Balanced Budget Act creates a new civil penalty for violations of the Anti-Kickback Statute or for contracting with a person excluded from participation in a federal health care program of $50,000 for each violation and up to three times the total amount of remuneration offered, paid, solicited or received. Within its areas of consulting, the Company takes measures designed to ensure that its hospital-clients are not excluded from federal health care programs, do not contract with persons excluded from federal health care programs and do not violate the Anti- Kickback statute. The Company takes and intends to continue to take similar protective measures with respect to its business.

         Because the Company's current revenue relates to Medicare patients and the Company anticipates that the health plan business could, in the future, receive significant revenue from Medicare, an exclusion from the Medicare program or liabilities as a result of a violation of pertinent provisions of the Balanced Budget Act would have a material adverse effect on the Company.

Potential Liability and Insurance

         The Company may be exposed to potential professional liability claims by patients of hospital-clients and patients of providers that participate in the Company's health plans as a result of the negligence or other acts of physicians. The physicians employed by the Company as part of the Quality Management Program do not treat patients, attend patient encounters, make any treatment or diagnosis decisions, or provide any medical services in connection with that program. However, any claims based on allegations that the Company's physicians are engaged in the practice of medicine that ultimately are successful could result in substantial damage awards to claimants, which may exceed the limits of any applicable insurance coverage and could potentially implicate the prohibition against the corporate practice of medicine in those states where the doctrine is applicable. The Company's health plans will involve the delivery of health care services to the public. Consequently, the health plans will be exposed to the risk of professional liability claims and may become subject to claims, suits, or complaints relating to services and products provided by such plans or the denial of services or products under such plans, and there can be no assurance that such claims will not be asserted against the Company. In connection with its Quality Management Program business, the Company currently maintains special errors and omissions insurance of $3,000,000 in the aggregate and $3,000,000 per occurrence with a deductible of $10,000. In its health plan business, the Company currently maintains a special errors and omissions insurance of $3,000,000 in the aggregate and $2,000,000 per occurrence with a deductible of $15,000, and the Company will require physicians to maintain malpractice liability insurance in amounts which it deems adequate for the types of medical services provided. In addition, the Company also maintains general liability insurance of $2,000,000 in the aggregate and $1,000,000 per occurrence with a deductible of $250. The Company also maintains directors errors and omissions policies with two companies for a total coverage of $8,000,000. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that adequate levels of coverage will be available in the future at a reasonable cost. In the event of a successful claim against the Company that is partially or completely uninsured, the Company's financial condition and reputation could be materially and adversely affected.

          New forms of managed care organizations have increasingly been subject to liability for reasons such as failure to credential providers properly or contributing to physician malpractice. In response, many managed care organizations and other health care entities are not only obtaining general liability insurance but also managed care and professional liability insurance coverage. Medical directors also have also faced professional liability claims and state licensure challenges. The Health Care Quality Improvement Act of 1986, however, provides immunity from damages for professional review actions taken by professional review bodies, including health plans, in good faith, provided that certain procedural standards are met. The Company intends to comply with such procedures in its professional review actions. However, no assurances can be given that the insurance coverages obtained by the Company, tort reform, or immunity provisions will be adequate to insure against all claims that may be asserted against the Company or that insurance coverage will continue to be available at acceptable costs.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, AND LICENSES

         The Company regards certain features of its services and documentation as proprietary and relies on a combination of contract, copyright, and trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally obtains nondisclosure agreements from its employees and hospital-clients and limits access to and distribution of its software, documentation, and other proprietary information. The Company believes that trade secret and copyright protection are less significant than factors such as the knowledge, ability, and experience of the Company's employees and the timeliness and quality of the services it provides. The Company filed applications with the U.S. Patent and Trademark Office to register the tradenames and marks Birman(TM), Care3(TM), and WellFirst(TM) for use in the Company's businesses. The Trademark Office examiner has initially rejected the "Birman" name, ruling that it is a surname without acquired distinctiveness. The Company intends to file a responsive filing to demonstrate the necessary showing. There is no assurance the Trademark Office will concur that the revised showing is adequate. With respect to the Company's application to register the mark, "Care3," Blue Cross and Blue Shield of Maryland have filed an opposition to the Company's application. The Company expects presently to received a Notice of Allowance of its registration, "WELLFIRST."

EMPLOYEES

         At June 30, 1997, the Company employed 76 persons plus it has contractual arrangements with 25 physicians and other health care professionals. A total of 24 employees are responsible for the administrative affairs of the Company; 31 persons are employed or contracted by the Quality Management Program business; and 21 persons are employed by the health plans and the UR/QA business. The Company is not subject to any collective bargaining agreements, and it considers its relations with employees to be good.

         With respect to its Quality Management Program, the Company has a staff of nine full-time employee-physicians and 25 part-time physician-consultants, all of whom have at least six years of medical practice experience, specializing in areas that include internal medicine, surgery, obstetrics, gynecology, pediatrics, oncology, family practice, and emergency room medicine. The Company also employs 16 full-time allied health specialist employees.



BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         Discussion of certain matters contained in this Form 10-KSB may constitute forward-looking statements within the meaning of the Reform Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, percieved opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance or achievements expressed or implied in such forward-looking statements. In addition to other information contained in this Form 10-KSB, the following is a summary of some of the important factors that could affect the Company's future results of operations and/or its stock price, and should be considered carefully in evaluating the Company.

Trends or Uncertainties Which May Impact Revenues From Continuing Operations

         The Company has recruited and trained an adequate number of qualified physicians and allied health specialists to provide its Quality Management Program consulting services at levels likely to be experienced during the next two to three fiscal quarters. Until recently, the Company experienced rapid growth in its Quality Management Program business which it largely sustained throughout the first three quarters of the fiscal year ended June 30, 1997. Commencing in the fourth quarter of this past fiscal year, the impact of heightened government regulatory enforcement against the health care industry in general, and the threat of such enforcement, appear to have created a climate of hesitation among the Company's potential hospital clients. As a consequence, the Company has not been able to add new hospital-clients at its previous rate. The Company expects this condition to continue for at least one to two more fiscal quarters and expects to experience operating losses of approximately $100,000-$200,000 through the first half of fiscal year 1997-98.

         In response to the attitudinal change among hospitals and the evolution of the health care industry, the Company is developing products and services which the Company believes will complement and expand the Company's existing business and range of services. The first of these services, a Physicians' Office Management program, was introduced in September 1997, with more to be introduced before the end of calendar year 1997.

         Both the Company and its hospital clients are changing and will continue to change billing arrangements from "results oriented" billing to "fixed fee" agreements, resulting in lower revenues-per-discharge for the Company in the near term. The long term impact of this change cannot be determined as the Company's ability to provide regulatory compliance assurance becomes a stronger factor in a hospital's decision to retain the services of the Company.

         With respect to the Company's health plan business, the Company has no experience operating a health plan and it is uncertain whether it can effectively or profitably manage this business. Further, the Company expects the majority of its health plan revenue to come from employees of gaming companies in the near-term -- a group which historically has generated high claims relative to persons engaged in other work.

         See "Item 1.  Business -- Growth Strategy and Limitations on Growth."

Potential Fluctuation in Operations and Operating Results

         The Company's operating results could vary from period to period as a result of seasonality in discharges of Medicare patients by Quality Management Program hospital-clients, fluctuations in severity of illness, changes in the Medicare prospective payment system, the expiration of contracts to provide Quality Management Program services coupled with a failure to replace such contracts with comparable engagements, underperforming contract engagements (to the extent a contract relies on "results oriented" billing as opposed to a fixed fee), and changes in governmental regulations. The Company's operating results will also vary from period to period as a result of the development, marketing, start-up, and management of its health plan business. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risk of Medicare Audits on Quality Management Program Business

         Hospitals and physicians providing services under Medicare are subject to regulatory responsibilities imposed by the Health Care Financing Administration ("HCFA"). Peer Review Organizations ("PROs") engaged by HCFA in each state routinely review and audit reimbursement requests, including patient admissions, quality of care, and appropriateness of diagnostic-related group ("DRG")
selections, among other things. The depth of review varies from hospital to hospital. There is always a risk that PRO attention may focus with increased scrutiny on reimbursement requests submitted by hospital-clients of the Company that achieve increased reimbursements as a result of the Quality Management Program. In addition, HCFA investigates allegations of fraud and abuse of Medicare and Medicaid and has instituted a multi-state program called "Operation Restore Trust" to punish persons engaged in fraud and abuse of Medicare and Medicaid, recover funds, identify areas of vulnerability, and prevent fraud. Among the areas of investigatory interest to HCFA are billing code fraud, billing schemes, contingent fees, and kickbacks involving providers. Historically, the Quality Management Program has not been the cause of a focused review or audit by a PRO or a formal investigation by HCFA. However, there can be no assurance that focused reviews, audits, or investigations will not occur in the future. A denial of reimbursement requests submitted by a hospital-client as a result of the implementation of the Quality Management Program may result in the Company being required to reimburse all or a portion of its fees to the hospital-client, could result in one or more hospital-clients seeking to withdraw from their contracts, and could result in a formal investigation by HCFA. Such events could have a material adverse effect on the Company.

Heightened Federal Scrutiny of Medicare Providers

         The Health Insurance Portability and Accountability Act of 1996, effective January 1, 1997, established funding for a Medicare Integrity Program to combat Medicare fraud. Federal enforcement agencies are now expected to have funding sufficient to undertake anti-fraud enforcement investigations and prosecutions of what were previously viewed as minor offenses resolved in a regulatory or civil forum. The Office of Inspector General of the Department of Health and Human Services released a special fraud alert, 97-01, which notifies field agents to give special attention to consulting relationships under which consultants are paid a commission for increasing the Medicare reimbursements of a Medicare provider. A majority of the Company's contracts to date have largely set the Company's contract revenues based on increasing Medicare reimbursements to Medicare providers. Furthermore, the Balanced Budget Act of 1997 provides additional civil and criminal penalties for provider activities that are in violation of the federal fraud and abuse laws. Decisions regarding coding and billing practices generally employed throughout the health care industry require the exercise of judgment in ambiguous or previously unresolved situations. As a consequence, there can be no assurance that practices heretofore deemed proper will not be attacked by Federal regulators as a result of heightened Federal scrutiny of those practices.

Principal Clients

         In the fiscal year ended June 30, 1997, revenues from the Company's Quality Management Program accounted for approximately 95% of Company revenues. The Company has provided Quality Management Program services to various hospitals operated by Quorum Health Resources, Inc. ("Quorum") since 1991. Services to hospitals operated by Quorum produced approximately 42% and 23% of the Company's revenue in fiscal 1996 and

1997, respectively. Historically, the on-site management of each Quorum hospital has made its own decision regarding the engagement of the Company, and the Company has entered into a separate contract with each engaging Quorum facility. The Company's contract with Community Medical Center, Toms River, New Jersey, was responsible for 12% of the Company's Quality Management
Program Revenue in fiscal 1997. The Company is continuing its efforts to expand its Quality Management Program client base to reduce its dependence on Quorum hospitals and Community Medical Center. Furthermore, in the fourth quarter of the fiscal year ending June 30, 1997, Quorum directed all of its hospitals to convert all results-oriented contracts to fixed fee arrangements.

Expansion Into New Business - Health Plans

         Since it began its business in 1991, the Company has derived substantially all of its revenue from its Quality Management Program activities. The Company's health plan business is in the start-up stage. There can be no assurance that the Company will be successful in introducing its health plans or that the health plans will achieve or maintain profitability in the future. Thus, historic operating results may not be indicative of future operating results. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business -- Growth Strategy."

Growth Strategy and Limitations on Growth

         The Company's growth strategy involves in part the development and operation of health plans, primarily in rural communities. The success of these health plans will depend upon the Company's ability to obtain and maintain necessary state licenses, organize physician networks, secure employers as subscribers to the health plans, secure Medicare and Medicaid contracts for its health plans, secure adequate numbers of enrollees to make its health plans economically viable, and manage the health plans. Identifying and recruiting candidates to be participating providers and obtaining the necessary licenses to offer and operate health plans can be a lengthy, complex, and costly process. Although the Company believes that its reputation and relationships with hospitals and physicians in market areas in which it intends to establish health plans will enable it to organize physician networks and enlist other providers for its health plans, there can be no assurance that the Company will be able to do so, that the Company will be able to obtain necessary licenses, or that the Company will be able to operate profitably any health plan.

Need to Predict and Control Health Care Costs

         The profitability of the Company's health plans will depend in large part upon the ability of the Company to predict health care costs accurately and to control those costs through the negotiation of favorable provider contracts and the imposition of utilization management, case management, and quality assurance programs. The demographic characteristics in the rural communities to be served by the Company's health plans may contribute to health care costs that exceed Company projections or increase more rapidly than anticipated. In this regard, persons in the rural communities to be served by the Company's health plans may, among other things, be older and have lower incomes than persons in other areas of the country. Changes in health care practices, inflation, new technologies, major epidemics, diseases and catastrophes, clusters of high-cost cases, and numerous other factors affecting the delivery and costs of health care cannot be predicted or controlled and may adversely affect the Company's ability to predict and control health care costs and claims. Furthermore, the Company has enrolled a substantial number of members engaged in the gaming industry -- an occupation known for relative high claims on health care providers. In addition, there can be no assurance that provider agreements negotiated in the future will not result in substantially higher costs to the Company that cannot be passed through to payors. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In addition to the challenge of controlling health care costs, the Company will face pressure from payors under employer-sponsored and government sponsored programs to contain premium costs by renegotiation. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates for government-sponsored programs. The Company's financial condition or results of operations could be adversely affected by any limitation on the Company's ability to increase or maintain its premium levels.

Risk of Limited Health Plans

         The Company intends to offer prospective payors three health plan alternatives: a health maintenance organization ("HMO"), a preferred provider organization ("PPO"), and a point-of-service option. Initially, it will offer only HMOs to commercial and Medicaid enrollees upon approval of its Medicaid application. Because PPOs and the point-of-service option require the additional component of indemnity insurance, the availability of the PPOs and point-of-service option will require separate licensure of an insurance company and agent and is not expected to be available to payors and/or enrollees for at least six months following the launch of each HMO plan. National Benefits Resources, Inc. ("NBR"), a managing general underwriter of indemnity insurance products which is a stockholder in the Company and a Selling Shareholder in the registration statement previously filed by the Company but not yet declared effective, is assisting the Company in arranging the necessary insurance licenses. However, there can be no assurance that the Company will be able to offer a PPO or a point-of-service option at the time or times that it desires to do so or that any of the Company's health plans that are launched will be successful in offering its intended spectrum of plans.

Health Care Reform

         As a result of the escalation of health care costs and the inability of many individuals and employers to obtain affordable health insurance, numerous health care reform proposals have been, and may continue to be, introduced in the United States Congress and state legislatures. Among the proposals under consideration are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health care coverage to their employees, the creation of a government health insurance plan or plans that would cover all citizens, mandated health plan benefits, mandated provider payment arrangements, and other proposals involving various aspects of health plan operations. There can be no assurance which, if any, of these proposals will be adopted or the effect on the Company of any such proposals that are adopted. See "Item 1. Business -- Government Regulation."

Government Regulation

         The Company, its Quality Management Program hospital-clients, the health plans to be organized by the Company, and health insurance companies are subject to substantial regulation at both the federal and state levels. The Company is subject to a number of laws governing issues as diverse as relationships between health care providers and their referral sources, prohibitions against providers referring patients to an entity with which the provider has a financial relationship, licensure and other regulatory approvals, the corporate practice of medicine, and regulation of unprofessional conduct by providers, including fee-splitting arrangements. Although the Company believes that its current operations comply, and its proposed operations will comply, with relevant federal and state laws, many aspects of the relationships between the Company and its hospital-clients and the Company's health plans have not been the subject of judicial or administrative interpretation. An adverse review or determination by any court or applicable administrative agency or changes in the regulatory requirements could have a material adverse effect on the operations and financial condition of the Company.

         Regulatory matters affecting HMOs and health insurance companies in particular include regulations relating to cash reserves, minimum net worth, licensing requirements, approval of policy language and benefits, mandatory products and benefits, provider compensation arrangements, premium rates, and periodic examinations by federal and state agencies. The Company will be subject to state insurance laws if and to the extent it assumes the risk for the provision of health services. In addition, the Company is subject to federal and state antitrust laws, which prohibit the Company from engaging in anticompetitive activities, such as monopolization and price fixing. State regulations may also restrict the ability of Company HMos to distribute funds to the Company. Changes also could be made in Medicare and Medicaid reimbursement rates. Many states have adopted, or are considering, regulations relating to mandatory benefits, provider compensation, "any willing provider" provisions, and the composition of physician networks. Changes in federal and state laws could increase health care costs and administrative expenses. There can be no assurance that any future regulatory action by governmental agencies will not have an adverse impact on the profitability or marketability of the Company's health plans in their respective jurisdictions. See "Item 1.
Business -- Government Regulation."

Dependence Upon Reimbursement by Third-Party Payors

         Clients for the Company's Quality Management Program derive, and the Company through its health plans will derive, substantial revenue from third party payors. The health care industry is undergoing cost-containment pressures as third-party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced rate payments with medical service providers. The Company believes that this trend will continue. Reductions in payments to hospitals or other changes in reimbursements for health care services could have a direct or indirect material adverse effect on the Company.


Substantial Competition

         The Company's Quality Management Program competes for hospitals as clients in the revenue optimization sector of the health care consulting business. The Company's health plans will compete in the managed care and insurance sectors of the health care industry. Both sectors are highly competitive. They are characterized by the presence of a large number of competitors which are dramatically larger and which have been known to subsidize operating losses for years in order to retain market share. Many of these competitors have substantially greater financial, technical, marketing, and management resources than the Company. Although the Company believes the acceptance of its Quality Management Program and its familiarity with and reputation in rural areas will enable it to compete successfully, there can be no assurance that the Company will be able to compete effectively against existing competitors or that additional competitors will not enter the rural markets the Company plans to serve. See "Item 1. Business -- Competition."

Risk Associated With Health Plan Contracts; Capitated Fee Revenue

         The Company's success will depend, in part, upon its ability to develop and market its point-of-service options that offer enrollees the right to select providers at the time services are sought from the HMO or the PPO or from outside the system. The Company will offer its HMOs to payors on a prepaid basis, pursuant to which the HMO will accept a capitated or prepaid per member per month fee for providing all necessary covered services to a payor's enrollees. Initially the Company will pay its providers in Mississippi on a discounted fee-for-services basis. The Company will attempt to introduce "per member per month" capitated fees, to be paid by the HMO to the participating providers, to reduce the Company's risks. At present, capitated contracts are not generally used in Mississippi. HMO contracts shift much of the financial risk of providing health care from the payor to the provider. The proliferation of HMO elections by enrollees could result in greater predictability of Company revenue and related expenses, while increased elections for PPO and point of service options by enrollees could result in greater unpredictability of expenses if enrollees that do not select the HMO option require more frequent or extensive care than anticipated. As a result, the Company may incur additional costs that would reduce or eliminate any earnings under its contracts. The Company intends to reinsure catastrophic and excess risks. There can be no assurance that the Company will be able to negotiate satisfactory contracts with payors or with health care providers or obtain or maintain catastrophic reinsurance.

Provider Relations

         The Company will contract with physicians, hospitals, and other providers in order to manage health care costs and utilization and monitor the quality of care being delivered by its health plans. In some geographic markets, certain providers, particularly hospitals and multi-specialty physician groups, may have significant market positions or even monopolies that could make it difficult for the Company's health plans to negotiate favorable contracts with those providers. In addition, many of these providers may compete directly with the Company's health plans. If such providers refuse to contract with the Company's health plans or utilize their market position to negotiate contracts that are not favorable to the Company's health plans or that place the Company's health plans at a competitive disadvantage, the Company's ability to market health plans that will be profitable in those geographic areas could be adversely affected. Initially, the Company will rely upon its arrangements with MedSouth and other providers to service its Mississippi health plan. Because certain physicians in MedSouth will own equity interests in the MSO and Care3, Inc., the Company currently believes it has a limited exposure to such provider relations issues in that geographic region. In any particular market, however, providers could refuse to contract with the Company, demand higher payments or take other actions that could result in higher health care costs, less desirable products for customers or enrollees, or difficulty meeting regulatory or accreditation requirements.

Liability and Insurance

         The physicians and allied health specialists employed by the Company in its Quality Management Program do not treat patients, make any treatment or diagnostic decisions, or provide any medical services. Although the Company believes that the Quality Management Program activities of its physicians do not constitute the practice of medicine or establish physician-patient relationships for which the Company could incur liability, the Company may be exposed to the risk that professional liability claims could be brought against the Company by third parties.

         In its health plan business, the Company will provide only non-medical services. It will not control or direct the practice of medicine by the physicians or the compliance with certain regulatory and other requirements directly applicable to physicians or physician groups. However, Company-managed networks may become subject to claims, suits, or complaints, relating to services and products provided by the physicians in the network, and there can be no assurance that such claims will not be asserted against the Company.

         Although the Company maintains, and expects to continue to maintain, insurance coverage for professional liability claims, such insurance, by its nature, is limited in the scope of coverage and amount. Each of the Company's health plans will maintain, and the Company will require each physician participating in the Company's health plans to maintain, comprehensive professional liability insurance. There can be no assurance that any claims asserted against the Company will not be successful or, if successful, will not exceed the limits of any insurance coverage available to pay such claims. Furthermore, there can be no assurance that insurance coverage will continue to be available at acceptable rates. See "Item 1. Business -- Potential Liability and Insurance."

         New forms of health care organizations have increasingly been subject to liability for reasons such as failing to credential providers properly or contributing to physician malpractice. In response, many health care organizations obtain general liability, managed care, and professional liability insurance coverage. In addition, medical directors have also faced professional liability claims and state licensure challenges. The Health Care Quality Improvement Act of 1986, however, provides immunity from damages for professional review actions taken by professional review bodies, including health plans, in good faith, provided that certain procedural standards are met. The Company intends to comply with such procedures in its professional review actions. However, no assurance can be given that the Company will satisfy the indemnity requirements or that any insurance coverage the Company obtains will be adequate to protect against all claims that may be asserted against the Company.

         Like HMOs and health insurers generally, the Company intends to exclude certain health care services from coverage under its health plans. In the ordinary course of its health plan business, the Company will be subject to claims by its enrollees arising out of decisions made by its health plans to restrict treatment or to restrict reimbursements for certain services. The loss of any such claim, resulting in a significant punitive or other damage award or a directive that the Company significantly change its operations, could have a material adverse effect on the Company. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims. There can be no assurance that successful claims of enrollees will not have a material adverse effect on the Company.

Dependence on Key Executive

         The Company depends to a significant extent on the efforts and skills of its chairman, president and chief executive officer David N. Birman, M.D. The Company has entered into an employment agreement with Dr. Birman. The loss, incapacity, or unavailability of Dr. Birman could adversely affect the Company's operations. The Company has obtained a $1,000,000 key man insurance policy on the life of Dr. Birman.

Future Capital Needs

          Implementing the Company's growth strategy will require substantial additional capital for the development of its health plans and for the marketing and expansion of its Quality Management Program. In particular, development of additional health plans will require significant capital for organization licensure, marketing and meeting capital reserve requirements imposed by various states. To date, the Company has financed its growth primarily through operating income, a bank term loan, the proceeds of private offerings of shares of Common Stock, the most recent offering being completed in June 1996 and the proceeds of the Company's initial public offering of Common Stock on February 12, 1997. The Company believes that its existing cash resources, cash flow from operations, and available lines of credit will be sufficient to meet the Company's working capital and expansion needs for at least the next 12 months.

         Since the rate of expansion of the Company's business will depend in part on the availability of capital, the Company may be required to raise additional capital in the future. The Company may obtain such capital through additional borrowings or the issuance of additional equity or debt securities, either of which could have an adverse effect on the value of the shares of Common Stock offered by this Prospectus. There can be no assurance that the Company will be able to secure such financing, if necessary, on favorable terms. If the Company is unable to secure additional financing in the future, its ability to pursue its growth strategy and meet capital reserve requirements imposed upon HMOs may be delayed, perhaps indefinitely, and its results of operations for future periods could be adversely affected. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 2.  PROPERTIES.

         The Company is headquartered in Cookeville, Tennessee, where it occupies approximately 5,800 square feet of space on a month-to-month basis.
In addition, the Company rents offices in Phoenix, Arizona, Jackson, Mississippi, and Gulfport, Mississippi. The Company recently entered into a lease for an approximately 20,000 square foot building to be built to the Company's specifications in Cookeville, Tennessee. The term of the lease will be ten years commencing upon the completion of the building, which is currently expected to occur in the fourth quarter of calendar year 1997. The Company will have an option to purchase the new building. All office space occupied by the Company is leased from unaffiliated third parties. Cookeville is approximately 80 miles east of Nashville, Tennessee.

ITEM 3.  LEGAL PROCEEDINGS

         On November 2, 1995, Dallas Riley, Jr., a former employee of Birman & Associates, Inc., filed a lawsuit against Birman & Associates, Inc., David N. Birman, M.D., and Liberty Mutual Insurance Company in the Circuit Court of Putnam County, Tennessee seeking permanent disability benefits under the Tennessee Worker's Compensation statute or, alternatively, $500,000 in damages for personal injury sustained through the alleged negligence of Birman

& Associates, Inc. Mr. Riley claims that he was permanently disabled as a result of an injury that he suffered at a Company-sponsored event. The Company's workers' compensation insurance carrier has recently advised the Company that it intends to deny coverage of the claim on the basis that the plaintiff is an independent contractor and not an employee. The Company's general liability insurance carrier has agreed to defend the Company in the action under reservation of rights to contest the timeliness of the Company's notice. The Company believes Mr. Riley's claims are without merit and intends to defend this action vigorously. There are no other material legal proceedings pending against the Company.

         In August 1997, the Company filed suit in the Circuit Court for Putnam County, Tennessee, for damages and injuntive relief against Mr. Riley and his company, alleging that he and his company misappropriated the Company's trade secrets and marketing materials. No answer to the complaint has been filed and discovery has not commenced.

         The Company's former general counsel and secretary, Robert D. Arkin, a member of the Georgia State Bar, filed suit against the Company, its chairman, president and chief executive officer, David N. Birman, M.D., and its executive vice president and director, Sue D. Birman, in United States District Court for the Northern District of Georgia, Atlanta Division, on May 8, 1997. Dr. Birman and Mrs. Birman were dismissed from the complaint shortly after it was served. The complaint alleges breach by the Company of a written employment agreement drafted by Arkin while he was an attorney for the Company, which was executed by the Company. On March 5, 1997, he was terminated by the Company for reasons the Company believes constituted good cause. By his complaint, Arkin seeks all of his future unearned compensation under the agreement, which calls for payments to him of $206,250 per year for five years (plus annual CPI adjustments), plus one additional year's salary if the contract is not renewed -- a total of over $1,230,000. In addition, Arkin asserts he is entitled to his bonus compensation under the Company's executive bonus plan, which would be approximately $75,000 through the date of his termination, and immediate vesting of options granted him under the Company's 1995 Stock Option Plan to acquire 194,504 shares of common stock of the Company for an exercise price of $1.37 per share (which are in addition to 97,252 shares which have otherwise vested). He also alleges various causes of action related to the facts giving rise to his termination. Arkin's complaint also contains numerous other disclosures and allegations which the Company believes are irrelevant to the complaint and are protected by the Company's attorney/client privilege, which disclosure is in violation of the Standards of Conduct of the Georgia State Bar. The United States District Court for the Northern District of Georgia granted the Company's motion to place the litigation under seal, agreeing with the Company that Mr. Arkin's complaint disclosed matters which appear to be covered by the attorney/client privilege.

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

         The Company believes that the employment agreement is not enforceable against the Company and it further believes it has the right to rescind the grant of stock options to Arkin, including the options to acquire 97,252 shares which have otherwise vested. In connection with the drafting, negotiation and execution of the employment agreement, the executive bonus plan and the stock option agreement, Arkin acted as sole counsel to the Company as well as to himself. At no time did he disclose to the Company the conflicts of interest inherent in the transactions. He further failed fully to advise the Company of its right to obtain independent representation with respect to those transactions. Such disclosure and advice are required by the Standards of Conduct of the Georgia State Bar. The Company also believes he failed to provide the Company with an accurate employment history prior to becoming employed by the Company. Even if the agreements are deemed enforceable, the Company believes that Arkin was terminated "for cause," which terminates any right he would otherwise have to additional compensation or vesting of stock options.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II


5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


A) Market Information

Birman Managed Care's Stock is traded on the Nasdaq Stock Market, which bears the symbol "BMAN". The monthly range of prices per share since the Company began trading on February 12, 1997 is as follows:

                             Common   Stock
                          High            Low
         February       $ 7 3/4        $ 6
         March          $ 7 3/4        $ 7 5/32
         April          $ 7 5/8        $ 6 1/4
         May            $ 7            $ 6 1/4
         June           $ 7            $ 5 1/2

     On September 25, 1997, the latest reported sales price of the Company's Common Stock was $6.563 per share.



The approximate number of security holders of record as of June 30, 1997 was 1,600. To date, the Company has not paid any cash dividends on its Common Stock. The payment of dividends in the future will be within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. The Company does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain earnings for use in the Company's business operations.

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS AND ORGANIZATION

     The Company is a health care regulatory compliance assurance, consulting and management company dedicated to improving the quality, controlling the cost, and enhancing the efficiency of the management and delivery of health care services by focusing on the physician as the most important factor in the health care system. The Company commenced operations in 1991 as Birman & Associates, Inc. to provide its proprietary Quality Management Program to hospitals to educate their medical staffs on patient management. As an expansion of its business, the Company, through BMC Health Plans, Inc., is developing and will operate various health plans and health care services in association with physician networks and other health care providers based upon its belief that it can apply its Quality Management Program experience to improve the management and delivery of health care services in managed care systems. As part of its health plan business, the Company will organize physicians into independent practice associations, or networks, that will provide services to health plans, including those operated by the Company. The Company concentrates its efforts on rural communities, particularly in the south-central, southeast, and central United States, with an initial focus for its health plan in Mississippi where the development of managed care programs has lagged behind other areas of the country.

     The Company has historically rendered its consulting services under contracts with hospital-clients that typically provide for results oriented compensation to the Company based upon increases in the hospital-clients' revenue attributable to the Quality Management Program. The Company also has fixed rate and combined fixed rate and results oriented engagements with certain hospital-clients. Substantially all of the Company's revenue in fiscal 1996 and 95% of the company's revenue in fiscal 1997 was derived from consulting fees from its Quality Management Program.

     The Company intends to leverage the expertise and professional relationships it has gained from providing its Quality Management Program and to capitalize on the evolution from traditional fee-for-service to capitated systems in rural communities. The Company currently is developing and will operate a variety of community-based, physician-driven, comprehensive health plans. To accelerate entry into the health plan business in Mississippi, the Company has acquired Canton, an inactive holder of a certificate of authority to operate an HMO in certain counties in northern Mississippi. Also, the Company has arranged for MedSouth Inc. to provide health care services through its provider network consisting of approximately 370 physicians, ten hospitals, and several ancillary health service providers in the Gulfport, Mississippi area. The Company obtained a Certificate of Compliance dated February 10, 1997, for Care3 to operate an HMO in the six-county southern Mississippi region beginning March 4, 1997. The Mississippi HMO commenced operations in March,1997 in the six county southern Mississippi region. In addition, the Company developed a physician network in the Upper Cumberland area of Tennessee.

     To position itself for future expansion, the Company was incorporated in 1994 as Birman Managed Care, Inc. in Tennessee to be the holding company for Birman & Associates, BMC Health Plans Inc., and any other future subsidiaries. In connection with the formation of the Company as a holding company for its subsidiaries, in June 1995 Birman & Associates, Inc. distributed to its then sole shareholder, David N. Birman, M.D., all of the shares of capital stock of Birman Farms, Inc., a livestock breeding operation. In September 1996, the Company was reincorporated as a Delaware corporation.

     The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the Business Considerations and Certain Factors That May Affect Future Results of Operations included elsewhere in this annual report. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. The consolidated financial statements present the accounts of Birman Managed Care, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the periods indicated.

                                                            Fiscal Year June 30,
                                                        --------------------------
                                                             1996             1997
                                                           ------           ------

Revenue                                                    100.0%           100.0%
Cost of revenue                                             27.1%            34.0%
                                                        --------------------------
Gross margin                                                72.9%            66.0%

Selling, general and administrative expenses                50.3%            48.3%

Stock Based Compensation                                       --             9.7%
                                                        --------------------------
Income from operations                                      22.6%             8.0%

Other income (expense):
    Interest expense                                        (.5%)               --
    Interest income                                           .5%             1.9%
    Loss on sale of assets                                  (.1%)               --
    Minority Interest                                          --               --
                                                        --------------------------
Income before provision for income taxes                    22.5%             9.9%
Provision for income tax (expense) benefit                 (8.6%)           (8.4%)
                                                        --------------------------
Net income                                                  13.9%             1.5%
                                                        ==========================
Net income, excluding charge for
stock based compensation                                    13.9%            11.2%
                                                        ==========================


FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1996.

         Net Income. For the fiscal year ended June 30, 1997 the company reported income after taxes of $1,367,464 or $.17 per share, an increase of 17% as compared with $1,171,781 or $.15 per share on fewer shares outstanding for the fiscal year 1996. These results exclude a non-cash charge for stock-based compensation of $1,191,665 or $.15 per share for the fiscal year ended June 30, 1997 resulting from the release of escrowed shares, which is offset on the Company's balance sheet by a corresponding increase to paid-in capital. In connection with the Company's initial public offering of Common Stock by Prospectus dated February 12, 1997, David N. Birman, MD, an officer and Director of the Company, deposited 1,000,000 shares of Common Stock into escrow. For the fiscal year ended June 30, 1997, 333,333 of these shares were released from escrow as the Company achieved the earnings target of $.17 per share as defined in the escrow agreement. The release of the shares from escrow resulted in a non-cash charge to operations for stock based compensation based on the fair market value of the shares on June 30, 1997. Net income, excluding the charge for stock-based compensation as a percentage of revenue decreased slightly to 11.2% for the fiscal year ended June 30, 1997 from 13.9% in the prior year. Net Income for the fiscal year ended June 30, 1997, including the non-cash charge for stock based compensation, was $175,981 or $.02 per share.

     Revenues. Revenue for the Company increased by 47%, to approximately $12,359,000 for the fiscal year ended June 30, 1997, from approximately $8,417,000 in the prior year.

     The Quality Management Program experienced a 40% growth rate which was attributable to management's action to initiate engagements of new hospital-clients and to specifically target larger hospital-clients for the Quality Management Program. Period to period changes in the volume of the Quality Management Program business of the Company is measured in aggregate annual Medicare discharges of the Company's hospital-clients. Aggregate

Medicare discharges is a factor of the size and number of hospital-clients. The aggregate Medicare discharges of the hospital-clients increased by 58% to approximately 57,000 for the fiscal year ended June 30, 1997, from approximately 36,000 in the prior year. Although the Company experienced significant growth in revenue, the number of hospital-clients on contract was 29 at the end of both years as the average hospital client sized has increased. In response to requests made by new and existing hospital-clients, management has decided to change its fee structure from contingency to fixed fee arrangements. As a result of this, revenue per discharge has decreased by approximately 12% for the fiscal year ended June 30, 1997. Management anticipates that revenue per discharge will stabilize during the next fiscal year after all contingency contracts have been converted to fixed fee contracts.

     Revenue of $596,000 is attributable to the operations of Hughes and Associates, Inc. which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year. The prior year operating results of Hughes & Associates were not presented on a proforma basis as they were considered immaterial. Revenue of $18,000 was attributed to health plan premiums earned from the start up of Care3, the Company's Health Plan in Gulfport, Mississippi in March 1997. Period to period changes in the volume of the health plan business of the Company is measured in aggregate member months. A "member month" is equivalent to one member for which the HMO recognized premium revenue for one month. The aggregate health plan member months of Care3, Inc. was 174 since the start up of the health plan in March 1997 through the end of the fiscal year June 30, 1997. The Care3, Inc. health plan is anticipated to experience significant growth over the next fiscal year and as of September 15, 1997, has grown to 843 members from 174 as of June 30, 1997.

     Cost Of Revenue. The cost of revenue includes all costs directly associated with the operations of the Quality Management Program and Hughes & Associates, Inc., including compensation of physicians and allied medical specialists, consulting staff travel and lodging, and other direct costs of the Quality Management Program and the UR/QA division. Also included in cost of revenue are medical expenses and claims associated with the operation of the Company's health plan in Gulfport, Mississippi. Cost of revenue for the Company increased by 85%, to approximately $4,208,000 for the fiscal year ended June 30, 1997, from approximately $2,279,000 in the prior year. The Company's cost of revenue as a percentage of revenue increased to 34.0% for the fiscal year ended June 30, 1997 from 27% for the year, an increase of 8% due primarily to (i) an increase in recruitment and training costs for the Quality Management Program due to the hiring of additional physicians and allied medical specialists for hospital engagements scheduled or anticipated to start during the year, and (ii) an increase in other costs related to the Quality Management Program, (iii) an increase in costs associated with the operations of Hughes & Associates, Inc. which was acquired in June 1996 and not consolidated with the financial statements in the prior year end, (iv) medical expenses and claims associated with operations of the Company's health plan in Gulfport, Mississippi which began operations in March, 1997.

     Gross Margin. Gross profit margin for the company increased by 33% to approximately $8,151,000 for the fiscal year ended June 30, 1997, from approximately $6,138,000 in the prior year. The Company's gross profit margin as a percentage of revenue decreased to 66% for the fiscal year ended June 30, 1997 from 73% for the prior year. The decreased in gross profit margin was primarily due to an increase in cost of revenue related to the Quality Management Program. In addition, the Company's gross profit margin was moderately affected by the consolidation of lower gross margin business from Hughes and Associates, Inc. which was acquired in June 1996 and not consolidated with the financial statements in the prior year and the consolidation of lower gross margin business from the Company's health plan in Gulfport, Mississippi which began operations in March 1997. The Company anticipates that gross profit margin as a percentage of revenue will decrease over the next fiscal year due to (i) a change in fee structure for the Quality Management Program which may result in reduced gross profit margins and (ii) the expansion of the Company's health plan business as health plans typically produce lower gross profit margins than the Company's other business.

     Selling, General And Administrative Expenses. Selling, general and administrative expenses increased by 41%, to approximately $5,956,000 for the fiscal year ended June 30, 1997, from approximately $4,237,000 in the prior year. The increase in selling, general and administrative expenses for the fiscal year ended June 30, 1997 was primarily attributable to (i) the expansion of the Company's management team and (ii) selling, general and administrative expenses for Hughes & Associates, Inc., which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year, and (iii) general and administrative costs associated with the Mississippi health plan which began operations during the third quarter; and (iv) accrual of bonuses pursuant to the Executive Bonus Plan. Selling general and administrative expenses, as a percentage of revenue, decreased to 48.3% for the fiscal year ended June 30, 1997 from 50.3% in the prior year.

     Stock Based Compensation. In connection with the Company's initial public offering of Common Stock by Prospectus dated February 12, 1997, David N. Birman, MD, an officer and Director of the Company, deposited 1,000,000 shares of Common Stock into escrow. For the fiscal year ended June 30, 1997, 333,333 of these shares were released from escrow as the Company achieved the earnings target of $.17 per share as defined in the escrow agreement. The release of the shares from escrow resulted in a non-cash charge to operations for stock based compensation based on the fair market value of the shares on June 30, 1997. This non-cash charge for stock based compensation was offset on the company's balance sheet by a corresponding increase to paid-in capital and therefore; there is no impact on stockholder's equity on the Company's financial statement as a result of the release of the escrow shares. As a percentage of revenue, the charge for stock based compensation was 9.7% for the fiscal year ended June 30, 1997. There was no charge for stock based compensation in the prior fiscal year.

The remaining 666,667 shares of Common Stock held in escrow will be released if the Company achieves the target earnings of $.26 per share for fiscal year ending June 30, 1998 or earnings of $.39 per share for fiscal year ending June 30, 1999. The release of the remaining shares from escrow will result in a non-cash charge to operations based on the fair market value of the shares in either or both of the next two fiscal years.

     Interest Income And Expense. Interest income increased to approximately $230,000 for the fiscal year ended June 30, 1997, from approximately $47,000 in the prior year. This increase was attributable to interest earned on the increased balance of cash deposits held primarily in money market accounts, certificates of deposit and commercial paper, and also on the increased balance on loans made by the Company to Dr. Birman during the first and second quarters in connection with the farm operations distributed to him in fiscal 1995. Interest expense decreased to approximately $7,000 for the fiscal year ended June 30, 1997, from approximately $44,000 in the prior year, as a result of the Company repaying the entire outstanding principal of its term loan in June 1996.

     Provision for Income Tax Expense. The provision for income tax expense increased by 42% to approximately $727,000 in the prior year. This increase was attributable to an increase in the Company's taxable income for the fiscal year ended June 30, 1997, primarily related to the stock compensation charge of $1,171,781, which is not deductible for income tax purposes. The provision for income tax expense as a percentage of revenue decreased slightly to 8.4% for the fiscal year ended June 30, 1997 from 8.6% in the prior year.

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1995

     Revenue. For the fiscal year ended June 30, 1996, revenue from the Quality Management Program increased by $3.6 million to $8.4 million, or 75%, over the revenue for fiscal 1995. Approximately 75% of this increase was attributable to an overall improvement in the Company's results from the Quality Management Program as measured by increases in the hospital-clients' Medicare related revenue and approximately 25% of this increase was attributed to management's action to initiate engagements by new hospital-clients. Period to period changes in the volume of the Quality Management Program business of the Company is measured in aggregate annual Medicare discharges of the Company's hospital-clients. Aggregate Medical discharges is as factor of the size and number of hospital-clients. The aggregate Medicare discharges of the hospital-clients increased form 30,000 in fiscal 1995 to 36,000 in fiscal 1996 and the number of hospital-clients increased from 20 in June 1995 to 29 in June 1996.

     Cost of Revenue. The cost of revenue includes all costs directly associated with the operations of the Quality Management Program, including compensation of physicians and allied medical specialists, consulting staff travel and lodging, and other direct costs of the Quality Management Program. In fiscal 1996, the Company changed the compensation program for its physicians and allied medical specialists from fixed per diem rates to a combination of salary and performance-based arrangements and implemented a geographically focused marketing plan that was effective in improving the utilization of existing consulting personnel and resources. These changes reduced the cost of revenue by approximately $100,000 in fiscal 1996. This cost decrease, combined with increased revenue, resulted in a 22% improvement in the gross margin from fiscal 1995 to fiscal 1996.

     Selling, General and Administrative Expenses. For fiscal 1996, selling, general and administrative expenses increased to $4.2 million from $3.1 million in fiscal 1995. Approximately 72% of this increase is a result of a full year of costs of executive and administrative personnel hired in mid-fiscal 1994 to position the Company to develop its health plan business and the expenditure of funds to develop the health plan business. In addition, the Company increased its Quality Management Program marketing efforts and incurred costs associated with the exploration of acquisition opportunities. As a percentage of revenue, selling, general and administrative expenses decreased from 64.7% to 50.3% in fiscal 1996, a 14% improvement, as a result of an enhanced marketing plan that increased revenues significantly. The enhanced marketing plan included the addition of new sales personnel, the expansion into new markets, and the utilization of a team approach to marketing, which included involving physicians in the marketing effort. Management currently intends to continue to utilize the new sales approach in the foreseeable future.

     Interest Income and Expense. Interest income increased almost $20,000, or 64%, in fiscal 1996 over fiscal 1995 as a result of the accrual of interest on loans made by the Company to Dr. Birman in connection with the farm operations distributed to him in fiscal 1995. See "Discontinued Operations" below. Interest expense decreased approximately $13,000, an improvement of 23% in fiscal 1996 over fiscal 1995, as a result of the Company repaying the $483,896 outstanding principal balance of its term loan.

     Discontinued Operations. The losses from discontinued operations for fiscal 1995 related to a farm operated by the Company during the period that Dr. Birman was the sole shareholder of Birman & Associates, Inc. All assets and liabilities related to the farm operation were distributed by the Company to Dr. Birman as of the close of fiscal 1995. During fiscal 1996, no expenses were incurred by the Company in connection with this discontinued operation. However, the Company lent Dr. Birman approximately $28,000 per month throughout fiscal 1996 to fund negative cash flow experienced by the farm. The total amount lent to Dr. Birman during the period of July 1, 1995 through September 9, 1996 to defray the operating and ownership costs of the farm was approximately $465,000. Accordingly, as of September 9, 1996, Dr. Birman owed a total of $775,000 to the Company. This note receivable from Dr. Birman was subsequently paid off on February 12, 1997 through the redemption of 174,800 shares of common stock. See "Certain Transactions."



RECENT ACQUISITION

     The recent acquisition of Canton, which was renamed to Care3, Inc., provides to the Company a Certificate of Compliance to operate an HMO in certain counties in northern Mississippi. In addition to those counties, the Department of Insurance of the State of Mississippi issued a Certificate of Compliance dated February 10, 1997, for Care3 to operate an HMO in the six-county southern Mississippi region on March 4, 1997. The Company's Mississippi HMO commenced operations on or about March 18, 1997. Insufficient business activities have taken place for the Company to assess the prospects for such operations. The effect on the Company's operations of the Mississippi HMO will depend to a large extent on the Company's ability to attract enrollees to its Mississippi health plan. Because the Company's health plan business will be in a "start-up" phase for at least twelve months after the HMO commences operations in Mississippi, the Company anticipates that the Canton acquisition will result in a net operating loss during at least the first three quarters of fiscal 1998. The current and prior year operating results of Canton Management Group were not presented on a proforma basis as the Company was a development stage company and the results were immaterial.

SEASONALITY

     Revenue and operating results from the Quality Management program have, historically varied significantly from period to period based upon seasonality. The Company typically realizes a substantial portion of its revenue during the calendar quarters ending December 31, March 31, and June 30, with significantly lower revenue realization during the calendar quarter ended September 30. Additionally, revenue fluctuates from month-to-month based on the total number of Medicare discharges experienced by hospital-clients and hospital-clients' average case mix index reflecting severity of illness. The Company anticipates that this seasonality will diminish with the introduction of health plan revenue and also the change of its Quality Management Program fee structure to fixed fee arrangements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to market its Quality Management Program and to develop and launch its health plan business including, among other costs, the organization of the requisite management infrastructure necessary to implement the Company's health plan business.

          During fiscal 1996, the Company financed its operations and business development activities primarily through operating revenue and the net proceeds of a $1,605,043 private placement of Common Stock. In fiscal 1996, the Company repaid the entire principal balance of its term loan using proceeds from the private placement of Common Stock. In addition, the Company repaid $175,000 of short-term borrowings through the exchange of 127,645 shares of Common Stock.

     During the fiscal year ended June 30, 1997, the Company financed its operating and business development activities primarily through operating revenue. For the fiscal year ended June 30, 1997, the company produced cash from operating activities of approximately $822,000. The Company invested in the purchase of property and equipment and repaid debt and capital leases using proceeds from operating activities. During the first and second quarters, the Company advanced approximately $173,000 against notes receivable from Dr. Birman which was subsequently repaid on February 12, 1997 through the redemption of 174,800 shares of Common Stock. During the third quarter the Company collected $804,078 on all outstanding notes receivable from Dr. Birman through the redemption of 174,800 shares of his Common Stock, valued at $4.60 per share, at the time of the closing of the IPO (February 12, 1997). On January 15, 1997 the Company acquired all of the outstanding capital stock of Canton for $1,500,000, of which $700,000 was paid in cash and $800,000 was paid by the issuance of promissory notes payable in four equal annual installments of $200,000 each plus interest at the rate of 2% per annum on the unpaid principal balance . For the fiscal year ended June 30, 1997, the Company used cash for investing activities of approximately $1,755,000. Additional capital of approximately $600,000 will be required within the next two fiscal quarters to establish the reserves required under Mississippi HMO regulations and to service an annual debt installment related to the acquisition of the HMO license. The Company will utilize approximately $200,000 within the next two fiscal quarters to furnish and move to the new corporate office building in Cookeville, Tennessee.

     Birman Managed Care, Inc. (the "Company"), successfully completed its initial public offering of 2,000,000 shares of its common stock, par value $.001 per share, at a price of $5.00 per share sold under its registration statement and prospectus dated February 12, 1997. The offering closed on February 19, 1997, and net proceeds of $7,549,000 were received by the Company.


     The Company has a $1,000,000 maximum principal amount working capital line of credit facility with American National Bank and Trust Company of Chicago. The credit facility is secured by a pledge of the Company's Quality Management Program and quality assurance/utilization review accounts receivables. These receivables are obligations of the hospital-clients to the Company and of insurance company and self-insured employer clients to Hughes, and are not Medicare or Medicaid receivable.

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

IMPACT OF ACCOUNTING STANDARDS

Escrowed Shares

     The Company contemplates that the release of the remaining Escrow Shares to Dr. Birman, who is an officer and director of the Company, should it occur, will result in a substantial non-cash compensation charge to operations, in either or both of the next two fiscal years based on the then fair market value of the shares. Such charge could cause the Company to report a net loss or reduce or eliminate the Company's net income, for financial reporting purposes, for the period during which such shares are or become probable of being released from escrow. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity, it may have a depressive effect on the market price of the Company's securities. See "Principal Stockholders -- Escrow Shares."

Recent Pronouncements

Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board is effective for financial statements for the fiscal years beginning after December 15, 1995. The new standard established new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company adopted this accounting standard on July 1, 1996, and its effects on the financial position and results of the operation were immaterial.

     Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board is effective for specific transactions entered into after December 31, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 31, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on July 1, 1996, and its effects on the financial position and results of the operations were immaterial. The Company will continue to account for employee purchase rights and stock options under APB Opinion No. 25, "Accounting for Stock issued to Employees."

     On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share". SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income by the weighted average shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoptions on its earnings per share computations.

     Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

     Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company, has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

     Statements of Financial Accounting No. 131, "Disclosure about segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its Results of Operations.

ITEM 7.  FINANCIAL STATEMENTS


         The financial statements listed in Item 14 (a) (1) are included in this Report beginning on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors of the Company are as follows:

         Name                       Age              Position
         ----                       ---              --------
David N. Birman, M.D.(1)            45    Chairman of the Board of Directors,
                                          President and Chief Executive Officer
Sue D. Birman(1)                    39    Director, Executive Vice President and Secretary
John D. Higgins(2)                  65    Director
James J. Rhodes                     40    Director
Diedrich Von Soosten                57    Director

---------------
(1)  David N. Birman, M.D. and Sue D. Birman are husband and wife.

(2) Mr. Higgins was elected to the Board of Directors pursuant to the Underwriting Agreement between the Company and the Representative of the Underwriters, Royce Investment Group, Inc. ("Royce"), by which the Company agreed to use its best efforts to elect a designee of Royce to the Board. Mr. Higgins is Senior Vice President, Corporate Finance, of Royce.

Directors of the Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.

     The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows:

     Name                Age                        Position
     ----                ---                        --------
David N. Birman, M.D     45       Chairman of the Board, President, and Chief Executive
                                  Officer
Sue D. Birman            39       Executive Vice President, Corporate Secretary
Samuel S. Patterson      48       Senior Vice President, President and Chief Operating Officer
                                  - Birman & Associates, Inc.
Jeffrey L. Drake         54       Senior Vice President of     Corporate Development
Vincent W. Wong          38       President and Chief Executive Officer - BMC Health Plans,
                                  Inc.
Douglas A. Lessard       36       Vice President, Treasurer, and Chief Financial Officer
Mark C. Wade             40       Executive Vice President, Sales and Marketing - BMC Health
                                  Plans, Inc.
Rockey C. Talley, M.D    41       Executive Vice President, Chief of Professional Services
                                  - Birman & Associates, Inc.

DIRECTORS AND EXECUTIVE OFFICERS

     David N. Birman, M.D. has served as Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and its predecessor corporations since May 1991. From February 1990 to mid-1991, Dr. Birman served as Chairman of the Board of Birman, Mathes & Associates, Inc., a consulting company providing quality management and Medicare reimbursement review services to rural hospitals. From April 1989 until January 1990, Dr. Birman served as a consultant, providing quality management and Medicare reimbursement review services to five rural hospitals. Previously, Dr. Birman was employed by Whitwell Medical Center, Whitwell, Tennessee where, as a physician assistant, he performed certain clinical duties and developed patient care management techniques and reporting strategies that formed the basis for development of the Quality Management Program. Dr. Birman received his M.D. from the Universidad Tecnologica de Santiago; his B.A., with honors in Biology from Occidental College; and certification as a physician assistant in primary care and surgery from the University of Southern California School of Medicine.

     Sue D. Birman has served as Executive Vice President and a director of the Company and its predecessor corporations since May 1991 and served as their Chief Financial Officer from May 1991 until June 1996. She was elected Corporate Secretary in March, 1997. From February 1990 to mid-1991, Ms. Birman assisted Dr. Birman in the financial aspects and business development of Birman, Mathes & Associates, Inc. From April 1989 until January 1990, Ms. Birman assisted Dr. Birman in the operation of his consulting firm. Ms. Birman is the spouse of David N. Birman, M.D.

     John D. Higgins was elected a director of the Company in March 1997. Since 1990, Mr. Higgins has been Senior Vice President - Corporate Finance of Royce Investment Group, Inc., the Company's managing underwriter for its recently-completed initial public offering of Common Stock. Mr. Higgins holds BBA and MBA degrees from Hofstra University. He is also a director of Iatros Health Network, Inc., a publicly-owned company which is a provider of health care services and IRATA, Inc., a publicly-owned company which operates amusement park phone booths. The company conducts no business with Iatros Health Network, Inc. or IRATA, Inc.

     James J. Rhodes became a director of the Company in September 1996. Since 1986, Mr. Rhodes has served as a Regional Manager in the pension division of ManuLife Financial (The Manufacturer's Life Insurance Company (USA)), a global financial services company offering annuities, insurance, and investment products.

     Diedrich Von Soosten became a director of the Company in September 1996. Since 1990, Mr. Von Soosten has been Managing Partner of Coloney Von Soosten & Associates, Inc., a management consulting and financial advisory services firm specializing in business turnarounds. Prior to 1990, Mr. Von Soosten was an independent consultant providing restructuring and turnaround assistance to underperforming businesses. Mr. Von Soosten is a former director and officer of the Association of Certified Turnaround Professionals.

     Samuel S. Patterson has served as Senior Vice President of the Company and as President and Chief Operating Officer of Birman & Associates, Inc. since July 1997. For approximately two years before joining Birman Managed Care, Inc., Mr. Patterson was Vice President and Chief Marketing Officer of Foundation Health Systems. From 1988 through 1995, Mr. Patterson served as Vice President of the Ohio Region of Cigna.

     Jeffrey L. Drake has served as Senior Vice President of Corporate Development of the Company since July 1997. For approximately three years before joining Birman Managed Care, Inc., Mr. Drake was Vice President, Managed Care Sales and Marketing, of Coram Healthcare. From January 1992 through December 1993, Mr. Drake served as Executive Vice President for American Health Group, Inc. From 1986 through 1991, Mr. Drake was an Executive Vice President with Blue Cross and Blue Shield of Ohio.

     Vincent W. Wong has served as President, Chief Executive Officer, of BMC Health Plans, Inc. since January 1996. For approximately five years before joining BMC Health Plans, Inc., Mr. Wong was employed by Foundation Health Corporation, a New York Stock Exchange-listed managed care organization. During such time, Mr. Wong served in positions of increasing responsibility culminating in his service as Vice President of Operations. From 1984 to 1991, Mr. Wong was employed in marketing by Blue Cross Blue Shield of Ohio.

     Douglas A. Lessard has served as Vice President, Treasurer and Chief Financial Officer of the Company since June 1996 and as Controller since January 1996. Mr. Lessard provided accounting and consulting services to the Company from April 1995 through December 1995. From March 1993 through March 1995, Mr. Lessard served as the Chief Executive Officer and from September 1991 through March 1993, as Chief Financial Officer of the American Institute of Professional Careers, Inc., a private college in Phoenix, Arizona, which provides post-secondary education in legal and other career fields. From March 1989 through September 1991, Mr. Lessard was employed as Controller of Arizona Building and Development, Inc., a real estate development and management company. Mr. Lessard is a Certified Public Accountant in the State of Arizona.

     Mark C. Wade has served as Executive Vice President, Sales and Marketing, of BMC Health Plans, Inc. since July 1995 and has been employed by BMC Health Plans, Inc. since March 1995. From November 1993 to March 1995, Mr. Wade served as the founding director and president of Forum Health Care, Inc., a consulting firm specializing in the development and management of integrated health care delivery networks for both the private and public sectors. From February 1988 to November 1993, Mr. Wade served in several positions at Health Management Associates, Inc., an Arizona company that, commencing in 1982, developed and managed four prepaid Medicaid plans that operated in 11 of Arizona's 15 counties, a prepaid Medicaid plan in Las Vegas, Nevada, and other managed care programs. Mr. Wade's last position with Health Management Associates, Inc. was as vice president for all private sector commercial sales and marketing activity with particular emphasis on commercial provider networks, including marketing to large insurance companies and self-funded payors, integrated delivery systems, pharmacy networks, managed care benefit designs, and utilization management and third-party administration services.

     Rockey C. Talley, M.D., has served as Executive Vice President, Chief of Professional Services, of Birman & Associates, Inc. since September 1997. Dr. Talley joined Birman & Associates in 1996. Prior to joining the Company, Dr. Talley served as President-elect and President, Board of Directors, of Southern Plains Medical Center, Chickasha, Oklahoma, from 1993 to 1996. From 1991 to 1993, he served variously as Chairman of Medical Records, Utilization Review, Quality Assurance and Internal Medicine Division of Grady Memorial Hospital, also in Chickasha, Oklahoma. Dr. Talley is Board Certified in Internal Medicine. He received his medical doctor degree from the University of Oklahoma in 1984.


BOARD COMMITTEES

     There are two committees of the Board of Directors: the Compensation Committee and the Audit Committee. The Compensation Committee determines the Company's executive compensation policies and practices and changes in compensation and benefits for senior management. The Compensation Committee also administers the Company's 1995 Stock Option Plan. The Audit Committee reviews the internal accounting procedures of the Company, consults with the Company's independent accountants, and reviews the services provided by such accountants. Messrs, Rhodes and Von Soosten currently serve as the members of both the Compensation Committee and Audit Committee.

COMPENSATION OF DIRECTORS

     All directors receive reimbursement for reasonable expenses incurred in connection with their attendance at Board of Directors and committee meetings. In addition, all non-employee directors receive $2,000 for each Board meeting that they attend. All non-employee directors are also entitled to receive awards and options to purchase shares of Common Stock under the 1996 Non-Employee Directors' Non-Qualified Stock Option Plan. See "Management -- Stock Option Plans -- 1996 Directors' Option Plan."

ITEM 10.  EXECUTIVE COMPENSATION


     The following table provides certain information concerning the compensation earned by the Company's Executive Officers for services rendered in all capacities to the Company for fiscal 1997 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                          Long Term Compensation
                                                                              Other
                                                                              Annual      Awards/       All Other
                                                 Salary       Bonus       Compensation     Options    Compensation
Name and Then-Principal Position                   ($)          ($)             ($)           (#)           ($)
David N. Birman, M.D...................          350,000      70,000          73,982           ---          --
  Chairman of the Board, President,
  and Chief Executive Officer (1),(6)


Sue D. Birman..........................          150,000      30,000          12,052           ---          ---
  Executive Vice President,
  Secretary, Chief Financial Officer
  (until May 1996), and Director (2), (6)


Douglas A. Lessard......................         115,000      72,000          16,023        72,940          ---
  Chief Financial Officer and Vice
  President (3)

Vincent W. Wong.........................         182,970         ---           5,212       218,819          ---
  President and Chief Executive
  Officer
  BMC Health Plans, Inc. (4)

Mark C. Wade............................         165,000         ---           8,224       145,879          ---
  Executive Vice President - Sales
  and Marketing - BMC Health Plans, Inc.(5)

-------------------

(1) Other Annual Compensation for David N. Birman, M.D. for fiscal 1997 was $7,373 in medical insurance premiums, $43,103 in officer's life insurance premiums, $21,711 in auto allowance, and $1,795 in 401(k) matching contributions.

(2) Other Annual Compensation for Sue D. Birman for fiscal 1997 was $10,387 in auto allowance and $1,665 in 401(k) matching contributions.

(3) Other Annual Compensation for Douglas A. Lessard for fiscal 1997 was $7,373 in medical insurance premiums, $7,500 in auto allowance, and $1,150 in 401(k) matching contributions.

(4) Other Annual Compensation for Vincent W. Wong for fiscal 1997 was $4,282 in medical insurance premiums and $930 in 404(k) matching contributions.

(5) Other Annual Compensation for Mark C. Wade for fiscal 1997 was $6,574 in medical insurance premiums and $1,650 in 401(k) matching contributions.

(6) Accrued bonuses of $140,000 were waived by Dr. Birman for fiscal 1997. Accrued bonuses of $60,000 were waived by Sue D. Birman for fiscal 1997.

EXECUTIVE BONUS PLAN

     The Company has adopted an Executive Bonus Plan (the "Executive Bonus Plan") pursuant to which officers of the Company are eligible to receive cash bonuses after the close of each fiscal year of the Company. The Executive Bonus Plan is administered by the Compensation Committee of the Board of Directors. Bonuses are determined on the basis of (i) the operating profit of the Company,
(ii) net revenue growth of the Company achieved as a percentage of the goal established by the Company at the beginning of the fiscal year, and (iii) the officer's individual performance and contribution to the Company. An officer's bonus for any fiscal year may not exceed such officer's annual base salary multiplied by the Target Bonus Percentage as defined in the Executive Bonus Plan in such fiscal year.

STOCK OPTION PLANS

1995 Stock Option Plan

     The Company has adopted the 1995 Stock Option Plan (the "1995 Option Plan") pursuant to which key employees, including officers and directors who are employees, and consultants of the Company are eligible to receive incentive stock options as well as non-qualified stock options and stock appreciation rights ("SARs"). The Plan, which expires in October 2005, is administered by the Compensation Committee of the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Compensation Committee of the Board of Directors. SARs, which give the holder the privilege of surrendering such rights for an amount of stock equal to the appreciation in the Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Compensation Committee of the Board of Directors. The Plan also permits the grant of new stock options to participants who tender shares of the Company's Common Stock as payment of the exercise price of stock options or the payment of withholding tax ("Reload Options"). The Reload Options will be granted at the fair market value of a share of Common Stock on the date of the grant and will be exercisable six months following the date of the grant. The Plan also includes limited option valuation rights upon a change of control of the

Company. As of June 30, 1997, options for the exercise of 812,061 shares have been granted under the 1995 Option Plan at the exercise price of $1.37 per share; 55,000 shares have been granted at an exercise price of $5.00; and 300,000 shares have been granted at an exercise price of $4.75. A total of 1,458,780 shares of Common Stock are reserved for issuance under the 1995 Option Plan.

1996 Directors' Option Plan

     On September 9, 1996, the Company adopted the 1996 Non-Employee Directors' Non-Qualified Stock Option Plan (the "1996 Directors' Plan"). A total of 100,000 shares of Common Stock are reserved for issuance under the 1996 Directors' Plan. Under this plan, upon initial election to the Board of Directors, non-employee directors are awarded options to purchase 6,000 shares of Common Stock. Upon each subsequent election to the Board of Directors, non-employee directors receive option awards to purchase 3,000 shares of Common Stock. These options, which have an exercise price equal to the fair market value of the shares of Common Stock as of the date of grant, vest at the rate of 33.33% per year. All options awarded under the 1996 Directors' Plan expire on the first to occur of
(i) 10 years after the date of grant, or (ii) 90 days after the date the director is no longer serving in such capacity for reasons other than death or disability. On September 9, 1996, each of Messrs. Rhodes and Von Soosten were granted options to purchase 6,000 shares of Common Stock under this plan at an exercise price of $5.00 per share and on March 18, 1997 Mr. Higgins was granted options to purchase 3,000 shares of common stock under this plan at an exercise price of $7.50 per share.

FISCAL 1997 OPTION GRANTS

     The following table sets forth certain information concerning individual grants of incentive stock options to executive officers and directors during the fiscal year ended June 30, 1997:

                                                 NUMBER OF   PERCENTAGE OF
                                                  SHARES        TOTAL
                                                UNDERLYING     OPTIONS       EXERCISE
                                                  OPTIONS      GRANTED        PRICE       EXPIRATION
NAME OF DIRECTOR OR OFFICER                       GRANTED     UNDER PLAN     PER SHARE        DATE
Douglas A. Lessard..........................       72,940        6.2%          $1.37        02/01/06
Vincent W. Wong.............................      218,819       18.6%          $1.37        01/29/06
Mark C. Wade................................      145,879       12.4%          $1.37        11/01/05
William F. Barenkamp, II....................       72,940        6.2%          $1.37        02/01/06
James J. Rhodes.............................        6,000        .5%           $5.00        09/30/06
Diedrich Von Soosten........................        6,000        .5%           $5.00        09/30/06
John D. Higgins.............................        3,000        .5%           $7.50        04/30/07

     None of the persons named in the Summary Compensation Table exercised options during the fiscal year ended June 30, 1997.

     In July, 1997, the Company granted 150,000 shares each to Samuel S. Patterson and Jeffrey L. Drake at an exercise price of $4.75 per share.

COMPANY ALTERNATIVE HEALTH PROGRAM

     The Company maintains a plan by which under certain conditions employees of the Company may seek and the Company will pay for medical treatment commonly known as "alternative" health care. As part of this plan, employees are required to report their treatments and allow the Company to monitor their treatment and progress. The Company views this plan as a research project. The Company spent approximately $80,000 on this plan in fiscal 1997. The Company hopes that one or more of these treatments will prove effective enough to attempt to incorporate into the Company's health plans. Approximately eleven Company employees participated in this program in fiscal 1997.

EMPLOYMENT AGREEMENTS

     The Company has employment agreements with each of its current executive officers. The employment agreements provide for annual salaries that generally are subject to annual adjustments for increases in the Consumer Price Index; participation in employee deferred compensation plans, stock options and retirement and insurance plans; and include customary noncompetition, nondisclosure, and severance provisions. Set forth below is a summary of other principal provisions of those employment agreements:

      In March 1996, the Company entered into an employment agreement with David
N. Birman, M.D. for a term expiring June 30, 2001, pursuant to which Dr. Birman serves as Chief Executive Officer of the Company. The employment agreement provides for an initial base salary of $350,000 per annum, participation in the Executive Bonus Plan, and other compensation not to exceed $60,000 per annum. The employment agreement provides for severance benefits upon termination as a result of death, for "cause," by mutual agreement, and as a result of disability. If Dr. Birman's employment is terminated for reasons other than death, "cause," mutual agreement, or disability, he shall be entitled to receive his base salary (as most recently adjusted) for the remainder of the initial term or the applicable renewal term and all unvested stock options granted to him under 1995 Option Plan shall accelerate and become vested. If Dr. Birman's employment is not renewed following expiration of the initial term or the applicable renewal term, he shall be entitled to receive, as severance, his base salary (as last adjusted) payable over the 12-month period following the severance of his employment.

     In March 1996, the Company entered into an employment agreement with Sue D. Birman for a term expiring June 30, 2001, pursuant to which Ms. Birman serves as Executive Vice President of the Company. The employment agreement provides for an initial base salary of $150,000 per annum, participation in the Executive Bonus Plan, and other compensation not to exceed $10,000 per annum. The employment agreement provides for severance benefits upon termination as a result of death, for "cause," by mutual agreement, and as a result of disability. If Ms. Birman's employment is terminated for reasons other than death, "cause," mutual agreement, or disability, she shall be entitled to receive her base salary (as most recently adjusted) for the remainder of the initial term or the applicable renewal term and all unvested stock options granted to her under 1995 Option Plan shall accelerate and become vested. If Ms. Birman's employment is not renewed following expiration of the initial term or the applicable renewal term, she shall be entitled to receive, as severance, her base salary (as last adjusted) payable over the 12-month period following the severance of her employment.

     In July, 1997, the Company entered into an employment agreement with Samuel
S. Patterson for a term expiring July 13, 2000, pursuant to which Mr. Patterson serves as Senior Vice President of the Company and President and COO of Birman & Associates, Inc. The employment agreement provides for an initial base salary of $185,000 per annum. The employment agreement also provides Mr. Patterson with the opportunity to earn up to an additional $92,500 per annum based upon the overall performance of the Company and also the performance of Birman & Associates, Inc. The employment agreement provides for severance benefits upon termination as a result of death, for "cause", by mutual agreement, and as a result of disability. If Mr. Patterson's employment is terminated for reasons other than death, "cause", mutual agreement, or disability, he shall be entitled to receive base salary (as most recently adjusted) payable over the six month period following the severance of his employment, providing that he has served the Company not less that one year. In the event the agreement is terminated for any reason, all unvested options shall lapse. Additionally, the employment agreement requires that Mr. Patterson is to relocate to Cookeville, Tennessee and provides for moving expenses not to exceed $10,000, temporary living expenses not to exceed $9,000, reimbursement for loss on sale of his house not to exceed $25,000 plus broker's commission, and a temporary bridge loan of up to $100,000. The bridge loan will be secured by Mr. Patterson's equity in his existing home by a second deed of trust and is due and payable upon sale of Mr. Patterson's home in Florida.

     In July, 1997, the Company entered into an employment agreement with Jeffrey L. Drake for a term expiring on July 20, 2000, pursuant to which Mr. Drake serves as Senior Vice President of Corporate Development of the Company. The employment agreement provides for an initial base salary of $185,000 per annum. The employment agreement also provides Mr. Drake with the opportunity to earn up to an additional $92,500 per annum based upon the overall performance of the Company as a whole. The employment agreement provides for severance benefits upon termination as a result of death, for "cause", by mutual agreement, and as a result of disability. If Mr. Drake's employment is terminated for reasons other than death, "cause", mutual agreement, or disability, he shall be entitled to receive base salary (as most recently adjusted) payable over the six month period following the severance of his employment, providing that he has served the Company not less that one year. In the event the agreement is terminated for any reason, all unvested options shall lapse. Additionally, the employment agreement requires that Mr. Drake is to relocate to Cookeville, Tennessee and provides for moving expenses not to exceed $10,000, temporary living expenses not exceed $9,000, reimbursement for loss on sale of his house not to exceed $25,000 plus broker's commission, and a temporary bridge loan of up to $100,000. The bridge loan will be secured by Mr. Drake's equity in his existing home by a second deed of trust and is due and payable upon sale of Mr. Drake's home in Georgia.

     In March 1996, the Company entered into an employment agreement with Vincent W. Wong for a term expiring on January 31, 1999, pursuant to which Mr. Wong serves as President and Chief Executive Officer of BMC Health Plans, Inc. The employment agreement provides for an initial base salary to Mr. Wong of $180,000 per annum. The employment agreement also provides Mr. Wong with the opportunity to earn up to an additional $180,000 per annum based upon the number of enrollees in health plans developed, managed, or operated by the Company and health plan net earnings. The employment agreement provides for severance benefits upon termination as a result of death, for "cause," by mutual agreement, and as a result of disability. If Mr. Wong's employment is terminated for reasons other than death, "cause," mutual agreement, or disability, he shall be entitled to receive his base monthly salary (as most recently adjusted) payable over the six month period following the severance of his employment, and all unvested stock options granted to him under the 1995 Option Plan shall accelerate and become vested.

     In March 1996, the Company entered into an employment agreement with Douglas A. Lessard for a term expiring June 30, 2001, pursuant to which Mr. Lessard serves as Chief Financial Officer of the Company. The employment agreement provides for an initial base salary of $120,000 per annum, participation in the Executive Bonus Plan, and other compensation not to exceed $9,000 per annum. The employment agreement provides for severance benefits upon termination as a result of death, for "cause," by mutual agreement, and as a result of disability. If Mr. Lessard's employment is terminated for reasons other than death, "cause," mutual agreement or disability, he shall be entitled to receive his base salary (as most recently adjusted) for the remainder of the initial term or the applicable renewal term and all unvested stock options granted under the 1995 Option Plan shall accelerate and become vested. If Mr. Lessard's employment is not renewed following expiration of the initial term or the applicable renewal term, he shall be entitled to receive, as severance, his base salary (as last adjusted) payable over the 12-month period following his severance of employment.

     In July 1995, the Company entered into an employment agreement with Mark C. Wade for a term expiring on September 1, 1998, pursuant to which Mr. Wade serves as Executive Vice President - Sales and Marketing of BMC Health Plans, Inc. The employment agreement provides for a base salary of $165,000 per annum with the opportunity for Mr. Wade to earn up to an additional $85,000 per annum based upon the number of enrollees in health plans developed, managed, or operated by the Company. Mr. Wade's employment agreement does not contain a severance provision.



INDEMNIFICATION OF DIRECTORS AND OFFICERS

     The Company's Certificate of Incorporation limits, to the maximum extent permitted by the Delaware General Corporation Law, the personal liability of directors for monetary damages for breach of their fiduciary duties as directors other than for liabilities arising from (i) any breach of the directors' duty of loyalty to the Company and its stockholders; (ii) acts or omissions that involve intentional misconduct, fraud, or knowing violations of law; (iii) the payment of distributions in violation of the Delaware GCL; or (iv) transactions in which the director received an improper personal benefit. The Company's Bylaws require the Company to indemnify directors and officers for all costs reasonably incurred in connection with any action, suit, or proceeding in which such director or officer is made a party by virtue of his or her being a director or officer of the Company except where such director or officer is finally adjudged to have been derelict in the performance of his or her duties as such director or officer.

     The Company has entered into indemnification agreements with its directors and executive officers, which contain provisions which are in some respects broader than the specific indemnification provisions contained in the Company's Certificate of Incorporation and Bylaws. The indemnification agreements require the Company, among other things, to indemnify such directors and officers against certain liabilities that may arise by reason of their status as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to carry directors' and officers' insurance, if available on reasonable terms. The Company believes these indemnification agreements are necessary to attract and retain qualified persons as directors and officers. It is the opinion of the staff of the Securities and Exchange Commission that indemnification provisions such as those that are contained in these indemnification agreements have no effect on a director's or officer's liability under the federal securities laws.

     Except for the legal action described under "Business -- Legal Proceedings," there is no pending litigation or proceeding involving any director, officer, employee, or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or other proceeding that may result in a claim for such indemnification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information as of June 30, 1997 with respect to the beneficial ownership of shares of Common Stock by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Common Stock; (ii) each of the Named Executive Officers; (iii) each of the directors; and (iv) all directors and executive officers of the Company as a group.

                                                               COMMON SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                         BENEFICIALLY OWNED
                                                            NUMBER       PERCENT
David N. Birman, M.D.(1)......................           5,081,606        56.08%
Sue D. Birman(1)..............................           5,081,606        56.08%
Douglas A. Lessard (2)........................              24,313(5)       *
William Barenkamp (2).........................              24,313          *
Vincent Wong (2)..............................              72,940          *
Mark Wade (2).................................              36,470          *
Richard M. Ross...............................             175,000        1.93%
John Higgins (3)..............................                   0          *
James J. Rhodes(2)............................                   0          *
Diedrich Von Soosten(2).......................                   0          *
Directors and officers as a group (10 persons)           5,515,894       60.38%

---------------------
*  Less than 1%

(1) Includes 666,667 Escrow Shares. See "Principal Stockholders -- Escrow Shares". David N. Birman, M.D. disclaims beneficial ownership as to 547,046 shares beneficially owned by Sue D. Birman individually. Sue D. Birman disclaims beneficial ownership as to 4,344,663 shares beneficially owned by David N. Birman, M.D. individually. The address of Dr. and Mrs. Birman is c/o the Company at 502 Gould Drive, Cookeville, Tennessee 38506.

(2) Does not include options to purchase shares of Common Stock scheduled to first become exercisable more than 60 days after the date of this Prospectus. See "Management -- Stock Option Plans" and "Management -- Fiscal 1996 Option Grants."

(3) Mr. Higgins was granted options under the Company's 1996 Directors' Options Plan to acquire 3,000 shares of the Company's Common Stock at an exercise price of $7.50 per share.

(4) Mr. Rhodes and Mr. Von Soosten were granted options under the Company's 1996 Directors' Option Plan to acquire 6,000 shares of the company's Common Stock at an exercise price of $5.00 per share.

(5) Includes shares subject to options exercisable currently to acquire 24,313 shares by Mr. Lessard, and 229,274 for all officers and directors as a group.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to June 30, 1995, the Company operated, as a division, a livestock breeding farm on property owned by David N. Birman, M.D. and Sue D. Birman, his spouse. At that time, Dr. Birman was the sole stockholder, President, and a director of the Company, and Mrs. Birman was an Executive Vice President, the Chief Financial Officer, and a director of the Company. Prior to June 30, 1994, the Company lent to Dr. and Mrs. Birman approximately $482,000, which was used primarily to improve their farm property and residence. During fiscal 1995, Dr. and Mrs. Birman repaid $442,000 of such loan and also received additional advances of approximately $270,000, resulting in an outstanding principal balance of $310,000 at June 30, 1995. As of June 30, 1995, the Company contributed all of its farm assets, subject to the related liabilities, to a new corporation , Birman Farms, Inc., and distributed all of the outstanding shares of capital stock of Birman Farms, Inc. to Dr. Birman. This dividend distribution of property was valued by the Company at $230,000. Subsequent to the distribution, the Company authorized additional advances to Dr. Birman through September 1996 of approximately $465,000 to defray the operating and ownership costs of the farm. Accordingly, as of September 9, 1996, Dr. Birman owned a total of $775,000 to the Company. The Company made no further advances to Dr. Birman to defray the operation and ownership costs of the farm. All amounts owed to the Company by Dr. Birman, including interest at a rate of 7% per annum, through August 31, 1996 and at the prime rate of American National Bank and Trust Company of Chicago from September 1, 1996 to February 12, 1997, were repaid by Dr. Birman on February 12, 1997 by tendering 174,800 shares of Common Stock owned by him and valued at $4.60 per share. No additional loans will be made by the Company to any member of management without approval of the non-employee members of the Board of Directors of the Company.

     Richard M. Ross served as Vice-Chairman and as a director of the Company from February 1994 to August 1996. Effective September 1, 1996, Mr. Ross retired as Vice-Chairman and a newly formed company controlled by Mr. Ross was engaged as a consultant to the Company pursuant to a consulting agreement (the "Consulting Agreement"). While serving as Vice-Chairman of the Company, Mr. Ross was actively involved in policy-making matters relating to day-to-day operations of the Company and corporate finance. As a consultant, Mr. Ross will undertake special assignments designated by Dr. Birman and the Board of Directors including, among other things, developing business plans for acquired companies and evaluating acquisition candidates. The Consulting Agreement provides for Mr. Ross to serve as the provider of consulting services thereunder, provides for a fee to be paid to the consultant firm of $186,000 per annum payable in equal monthly installments over the 12-month term of the agreement, and provides for termination of the Consulting Agreement by mutual agreement, upon the occurrence of an uncured material breach, upon the death of Mr. Ross, or 10 days after receipt of notice of termination from the consultant. Except as otherwise provided or as otherwise agreed to by the parties, the Consulting Agreement will be renewed annually by the Company for up to an additional five consecutive years. The Company also paid Mr. Ross a $26,000 severance fee and has transferred to Mr. Ross personal computer equipment used by Mr. Ross in rendering services to the Company and having a value of less than $1,000. In addition, Dr. Birman has sold Mr. Ross 175,000 shares of Company Common Stock in consideration for a $175,000 principal amount promissory note.

     The employment agreement between the Company and Samuel S. Patterson provides that the Company will lend him up to $100,000 in connection with his acquisition of a residence in Cookeville, Tennessee, if he was previously unable to sell his home in another state. The loan, if made, will be secured by deeds of trust recorded against the residence in Cookeville, Tennessee, and his other home. The loan, if made, will bear interest at the rate of eight percent (8%) per annum, payable monthly in arrears, and will be repayable upon sale of his other residence. The Company has agreed to reimburse Mr. Patterson 75% of any loss he might sustain on the sale of his other residence, up to a maximum reimbursement of $25,000 plus real estate broker's commission. Mr. Patterson has advised the Company that he wishes the loan to be made and it is anticipated that it will be made to him by the end of September, 1997.

     The employment agreement between the Company and Jeffrey L. Drake contains the same provision for a loan and possible reimbursement of certain losses on the sale of his previous residence, which is also not in Tennessee. Mr. Drake has not notified the Company that he wishes to take advantage of this provision.

     John D. Higgins, a director of the Company, is Senior Vice President -- Corporate Finance of Royce Investment Group, Inc., the representative of the underwriters for the Company's successful February 1997 initial public offering of stock ("Royce"). Mr. Higgins was elected to the Board pursuant to a provision in the Company's underwriting agreement with Royce which allowed Royce to nominate one member of the Board of Directors. In addition to underwriting commissions of $920,000, Royce and the other underwriters received in connection with the Company's initial public offering a non-accountable expense allowance of $345,000. As part of the underwriting agreement, the Company also agreed to sell to Royce and its designees, for nominal consideration, warrants to purchase up to 200,000 shares of the Company's Common Stock. The warrants will be exercisable until February 12, 2001 at an exercise price of $7.50 per share (150% of the initial public offering price of the Common Stock). The shares acquired upon exercise of the warrant may not be transferred or hypothecated for one year after exercise. The Company has agreed to register the shares so acquired at the Company's expense under the Securities Act of 1933. The Company and Royce also entered into a one-year financial consulting agreement under which the Company paid Royce a fee of $172,500, i.e., 1.5% of the gross proceeds of the Company's initial public offering including the sale of the overallotment. In addition, the Company and Royce entered into a five-year agreement which provides that if Royce arranges for the sale of substantially all of the assets of the Company or for a merger, consolidation, or acquisition through and including February 12, 2001, Royce will receive a fee based on a sinking scale ranging from 5% of the first $1.0 million of consideration, 4% of the consideration between $1.0 million and $2.0 million, and 3% of the consideration in excess of $3 million.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS



         *3.1    Certificate of Incorporation of Birman Managed Care, Inc.
         *3.2    By-laws of Birman Managed Care, Inc.
         *3.3    Certificate of Merger dated September 9, 1996 by and between
                 Birman Managed Care, Inc. -- Delaware and Birman Managed Care,
                 Inc.
         *4.1    Reference is made to Exhibits 3.1 through 3.3.
        *10.1    Employment Agreement by and between Birman Managed Care, Inc.
                 and David N. Birman, M.D. entered into on March 1, 1996.
        *10.2    Employment Agreement by and between Birman Managed Care, Inc.
                 and Sue D. Birman entered into on March 1, 1996.
        *10.3    Employment Agreement by and between Birman Managed Care, Inc.
                 and Robert D. Arkin entered into on March 1, 1996; Amendment
                 No. 1 by and between Birman Managed Care, Inc. and Robert D.
                 Arkin entered into on March 1, 1996.
        *10.4    Employment Agreement by and between Birman Managed Care, Inc.,
                 BMC Health Plans, Inc. and Vincent W. Wong entered into on
                 March 1, 1996.
        *10.5    Employment Agreement by and between Birman Managed Care, Inc.
                 and Douglas A. Lessard entered into on March 1, 1996;
                 Amendment No. 1 by and between Birman Managed Care, Inc. and
                 Douglas A. Lessard entered into on March 1, 1996; Amendment
                 No. 2 by and between Birman Managed Care, Inc. and Douglas A.
                 Lessard entered into on September 1, 1996.

*10.6 Employment Agreement by and between Birman Managed Care, Inc. and Mark C. Wade entered into on July 1, 1995; Amendment No. 1 by and between Birman Managed Care, Inc., BMC Health Plans, Inc. and Mark C. Wade entered into on October 30, 1995; Amendment No. 2 by and between Birman Managed Care, Inc. and Mark C. Wade entered into on September 1, 1996.

*10.7 Employment Agreement by and between Birman Managed Care, Inc. and Brad Seitzinger, M.D. entered into on August 26, 1991.

*10.8 Employment Agreement by and between Birman Managed Care, Inc. and Bill Barenkamp entered into on November 9, 1993.

*10.9 Consulting Agreement by and between Richard M. Ross, RRCG, L.L.C., and Birman Managed Care, Inc. entered into as of September 1, 1996.

*10.10 1995 Stock Option Plan for Birman Managed Care, Inc. dated October 31,
1995

*10.11 1996 Non-Employee Directors' Non-Qualified Stock Option Plan of Birman Managed Care, Inc.

*10.12 Stock Purchase Agreement by and between Birman Managed Care, Inc., Canton Management Group, Inc. and Wesley Prater, M.D., Larry Cooper, M.D., Kelvin Ramsey, M.D., L.C. Tennin, M.D., Louis Saddler, M.D., James Goodman, Ph.D, Vic Caracci, Michael T. Caracci, Robert T. Teague, M.S.W., Vincent Caracci, Charlie Hills, Harold Wheeler, M.D., Stephanie Tucker, Winifred Fulgham and Joyce Johnson entered into on September 6, 1996.

*10.13 Promissory Note by David N. Birman, M.D. and payable to the Company.

*10.14 Loan and Security Agreement dated August 21, 1996 by and between American National Bank and Trust Company of Chicago and Birman & Associates, Inc.

*10.15 Loan and Security Agreement dated August 21, 1996 by and between Hughes & Associates, Inc.

*10.16 Promissory Note (Secured) dated August 21, 1995 in the stated principal amount of $1,000,000 payable to American National Bank & Trust Company of Chicago by Birman & Associates and Hughes 6 Associates, Inc.

*10.17 Form of Indemnification Agreement for Birman Managed Care, Inc. to be supplied by amendment.

*10.18 Executive Bonus Plan to be supplied by amendment.

*10.19 Agreement by and between National Benefit Resources, Inc. and Birman Managed Care, Inc. entered into on April 16, 1996. Agreement dated September 17, 1996 by and between Birman Managed Care, Inc. and Community Medical Center.

*10.20 Agreement dated September 17, 1996 by and between Birman Managed Care, Inc. and Community Medical Center.

*10.21 Form of Escrow Agreement.

*10.22 Lease dated December 2, 1996 between Arc Builders, LLC and Birman Managed Care, Inc.

*10.23 Form of Consulting Agreement between Birman Managed Care, Inc. and Royce Investment Group, Inc.

*10.24 Form of Merger and Acquisition Agreement between Birman Managed Care, Inc. and Royce Investment Group, Inc. to be supplied by amendment.

10.25 Employment Agreement by and between Birman Managed Care, Inc. and Samuel
S. Patterson.

10.26  Employment Agreement by and between Birman Managed Care, Inc. and Jeffrey
L. Drake.

*11.1 Calculation of Income (Loss) Per Share to be supplied by amendment.

*16.1 Letter from Semple & Cooper, P.L.C. Re: Change of public accountants.

*21.1 List of Subsidiaries.

27 Financial Data Schedule.

**99.1 State of Mississippi Dept. of Insurance Certificate of Authority dated February 10, 1997.


* Incorporated by Reference from the Company's Registration Statement on Form SB-2 (No. 333-111957).

** Incorporated by Reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1996.


B.  REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 24, 1997                       BIRMAN MANAGED CARE, INC.


                                                By: /s/ DAVID N. BIRMAN, M.D.
                                                   --------------------------
                                                   David N. Birman, M.D.,
                                                   Chairman of the Board,
                                                   President and Chief
                                                   Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                   Date
---------                       -----                   ----

/s/ DAVID N. BIRMAN, M.D.       Director, Chairman      September 24, 1997
-------------------------       of the Board,
David N. Birman, M.D.           President and Chief
                                Executive Officer


/s/ SUE D. BIRMAN               Director, Executive     September 24, 1997
-------------------------       Vice President and
Sue D. Birman                   Secretary


/s/ DOUGLAS A. LESSARD          Vice President,         September 24, 1997
-------------------------       Treasurer, and Chief
Douglas A. Lessard              Financial Officer
                                (Principal Financial
                                and Accounting
                                Officer)


/s/ JOHN D. HIGGINS             Director                September 24, 1997
-------------------------
John D. Higgins


/s/ JAMES J. RHODES             Director                September 24, 1997
-------------------------
James J. Rhodes


/s/ DIEDRICH VON SOOSTEN        Director                September 24, 1997
-------------------------
Diedrich Von Soosten

                          INDEX TO FINANCIAL STATEMENTS

BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

Report of Independent Certified Public Accountants ........................ F-1

Consolidated Balance Sheet as of June 30, 1997 and 1996 ................... F-2

Consolidated Statements of Operations for the years ended June 30,
   1997 and 1996 .......................................................... F-3

Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1997 and 1996 ........................................... F-4

Consolidated Statements of Cash Flows for the years ended June 30, 1997 and 1996 ................................................................ F-5

Notes to Consolidated Financial Statements................................. F-6


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Birman Managed Care, Inc. and Subsidiaries
Cookeville, Tennessee


        We have audited the accompanying consolidated balance sheet of Birman Managed Care, Inc. and Subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Birman Managed Care, Inc. and Subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.


                                        BDO Seidman, LLP


Los Angeles, California
September 5, 1997

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             June 30, 1997 and 1996

                                     ASSETS

                                                                        1997             1996
                                                                    -----------      -----------
Current Assets:
   Cash and cash equivalents (Notes 1 and 3)                        $ 8,515,572      $ 1,872,343
   Accounts receivable, net of allowance for
     doubtful accounts of $49,436 and $44,159,
     respectively (Notes 1 and 8)                                     1,592,741        1,043,771
   Prepaid expenses and other                                            95,980            9,903
   Notes receivable - related party (Note 4)                                 --           22,323
   Deferred tax asset (Notes 1 and 9)                                    14,800           95,549
                                                                    -----------      -----------

        Total Current Assets                                         10,219,093        3,043,889
                                                                    -----------      -----------
Property and equipment, net of accumulated
  depreciation (Notes 1, 5 and 6)                                       584,248          293,684
Deferred offering costs (Note 1)                                             --           25,000
Goodwill (Notes 1 and 15)                                              1,226,566           16,145
Note receivable - related party (Note 4)                                     --          631,173
Other (Note 22)                                                         486,948               --
Restricted certificates of deposit (Note 21)                            500,000               --
                                                                    -----------      -----------
        Total Assets                                                $13,016,855      $ 4,009,891
                                                                    ===========      ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of notes payable (Note 6)                        $   207,600      $     2,435
   Current portion of capital lease obligations (Note 7)                    419            1,540
   Accounts payable                                                     263,351          117,025
   Accrued expenses                                                      19,753            2,050
   Accrued executive bonuses (Note 19)                                  116,341               --
   Income taxes payable (Notes 1 and 9)                                 208,587          635,205
                                                                    -----------      -----------

        Total Current Liabilities                                       816,051          758,255

Note payable, less current portion (Note 6)                             605,700            5,028
Capital lease obligations, less current portion (Note 7)                     --            2,009
Deferred income taxes (Notes 1 and 9)                                    92,775           55,620
                                                                    -----------      -----------

        Total Liabilities                                             1,514,526          820,912
                                                                    -----------      -----------
Minority interest                                                       201,085               --
                                                                    -----------      -----------
Commitments and Contingencies (Note 8)                                       --               --

Stockholders' Equity: (Note 11)
   Preferred stock, $.001 par value, 5,000,000
     shares authorized, none issued or outstanding                           --               --
   Common stock, $.001 par value, 15,000,000
     shares authorized, 8,756,254 and 6,931,082
     issued and outstanding, respectively                                 8,756            6,931
   Additional paid-in capital                                         9,715,071        1,780,612
   Retained earnings                                                  1,577,417        1,401,436
                                                                    -----------      -----------
        Total Stockholders' Equity                                   11,301,244        3,188,979
                                                                    -----------      -----------
                                                                    $13,016,855      $ 4,009,891
                                                                    ===========      ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For The Years Ended June 30, 1997 and 1996

                                                       1997              1996
                                                  ------------       ------------
Consulting and health plan revenues               $ 12,358,647       $  8,416,946

Cost of revenues                                     4,207,712          2,278,932
                                                  ------------       ------------

Gross profit                                         8,150,935          6,138,014

General and administrative expenses,
  including $1,191,665 non-cash
  compensation in 1997 (Note 17)                     7,160,192          4,236,607
                                                  ------------       ------------

Income from operations                                 990,743          1,901,407
                                                  ------------       ------------

Other income (expense):
   Interest income                                     229,972             47,257
   Interest expense                                     (7,445)           (44,835)
   Loss on sale of assets                               (9,039)            (5,065)
                                                  ------------       ------------

                                                       213,488             (2,643)
                                                  ------------       ------------
Minority interest                                        3,052                 --
                                                  ------------       ------------

Income before provision for income taxes             1,207,283          1,898,764


Provision for income tax expense (Note 9)            1,031,302            726,983
                                                  ------------       ------------

Net Income (Note 2)                               $    175,981       $  1,171,781
                                                  ============       ============

Per share data:

Primary net income per share (Note 1)             $        .02       $        .17
                                                  ============       ============

Primary weighted average common stock shares
  outstanding (Note 1)                               7,618,011          6,703,517
                                                  ============       ============

Fully diluted net income per share (Note 1)       $        .02       $        .15
                                                  ============       ============

Fully diluted weighted average common stock
  shares outstanding (Note 1)                        8,284,678          7,703,517
                                                  ============       ============




                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   For The Years Ended June 30, 1997 and 1996


                                                                   Additional                         Total
                    Preferred           Common Stock                 Paid-In         Retained      Stockholders'
                      Stock         Shares           Amount          Capital         Earnings         Equity
                     -------    ------------     ------------     ------------     ------------    ------------
Balance at
  June 30, 1995      $    --       5,470,467     $      5,471     $      2,029     $    229,655    $    237,155

Stock sales
  (Note 11)               --       1,332,970            1,333        1,603,710               --       1,605,043

Issuance of stock
  for debt                --         127,645              127          174,873               --         175,000

Net income                --              --               --               --        1,171,781       1,171,781
                     -------    ------------     ------------     ------------     ------------    ------------
Balance at
  June 30, 1996           --       6,931,082            6,931        1,780,612        1,401,436       3,188,979

Stock sales
  (Notes 10
   and 17)                --       2,000,000            2,000        7,546,697               --       7,548,697

Stock retired
  in payment of
  debt (Note 17)          --        (174,800)            (175)        (803,903)              --        (804,078)

Retirement of
  fractional
  shares                  --             (28)              --               --               --              --

Stock released
  from escrow
  (Note 17)               --              --               --        1,191,665               --       1,191,665

Net income                --              --               --               --          175,981         175,981
                     -------    ------------     ------------     ------------     ------------    ------------
Balance at
  June 30, 1997           --       8,756,254     $      8,756     $  9,715,071     $  1,577,417    $ 11,301,244
                     =======    ============     ============     ============     ============    ============




                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For The Years Ended June 30, 1997 and 1996

                                                                             1997            1996
                                                                         -----------     -----------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:

Net income                                                               $   175,981     $ 1,171,781
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash
  provided by operating  activities:
    Depreciation and amortization                                            142,735          73,814
    Loss on sale of assets                                                     9,039           5,065
    Receivables written off as bad debt                                       22,323              --
    Interest income added to note receivable                                 (40,673)        (28,011)
    Gain attributed to minority interest                                      (3,052)             --
    Stock released from escrow                                             1,191,665              --

    Changes in Assets and Liabilities:
      Accounts receivable                                                   (548,970)       (547,706)
      Prepaid expenses and other                                             (86,077)         (9,903)
      Deferred tax asset                                                     104,749           27,372
      Other                                                                  (38,405)             --
      Goodwill                                                                    --         (16,145)
      Accounts payable                                                       148,407        (264,953)
      Accrued expenses                                                       134,044          (6,721)
      Income taxes payable                                                  (426,618)        596,138
      Deferred income taxes                                                   37,155         213,421
                                                                         -----------     -----------
                                                                             646,322          42,371
                                                                         -----------     -----------
Net cash provided by
  operating activities                                                       822,303       1,214,152
                                                                         -----------     -----------
Cash flows from investing activities:
   Purchase of property and equipment                                       (438,321)       (107,035)
   Advances for notes receivable - related party                            (132,232)       (343,579)
   Proceeds from sale of assets                                                8,629           2,325
   Investment in licenses                                                   (318,435)             --
   Purchase of business                                                     (875,125)             --
                                                                         -----------     -----------
        Net cash used in
          investing activities                                            (1,755,484)       (448,289)
                                                                         -----------     -----------
Cash flows from financing activities:
   Deferred offering costs                                                        --         (25,000)
   Proceeds from debt                                                         19,000          81,548
   Payments on debt                                                          (16,287)       (565,444)
   Proceeds from sale of stock                                             7,573,697       1,605,043
                                                                         -----------     -----------
        Net cash provided by
          financing activities                                             7,576,410       1,096,147
                                                                         -----------     -----------
Net increase in cash and cash equivalents                                  6,643,229       1,862,010

Cash and cash equivalents at beginning of year                             1,872,343          10,333
                                                                         -----------     -----------

Cash and cash equivalents at end of year                                 $ 8,515,572     $ 1,872,343
                                                                         ===========     ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Corporate Summary:

        Birman Managed Care, Inc. and Subsidiaries (the "Company"):

        The Company is a health care consulting and management company dedicated to improving the quality, controlling the cost, and enhancing the efficiency of the delivery of health care services by focusing on the physician as the most important factor in the health care system. In pursuing these goals, the Company currently provides its proprietary "Quality Management Program" to hospitals and their attending physicians. In addition, the Company is developing and will operate various managed care programs in association with physician networks, hospitals, and other health care providers based upon its fundamental belief in the importance of the physician-patient relationship. As part of its managed care business, the Company organizes physicians into independent practice associations, or networks, that will provide services to the Company's as well as other health plans. The Company also operates, through its Care3, Inc., subsidiary, a health plan in the state of Mississippi and is pursuing licenses in other states, including Tennessee. The Company concentrates its efforts on rural communities, particularly in the south-central and southeast United States, with an initial focus for managed care in Mississippi and Tennessee, where it believes that the development of health care management systems and managed care programs has lagged behind other areas of the country.

        During the year ended June 30, 1997, the Company formed two new subsidiaries, TMMC, Inc. and MMMC, Inc. MMMC, Inc. is ninety percent owned by the Company. The Company also acquired a majority interest in Canton Management Group, Inc., which was renamed Care3, Inc. through a stock purchase.

1.      Summary of Significant Accounting Policies:

        Principles of Consolidation:

        The accompanying consolidated financial statements include the accounts of Birman Managed Care, Inc. and its wholly-owned subsidiaries: Birman & Associates, Inc., BMC Health Plans, Inc., Hughes & Associates, Inc., TMMC, Inc., MMMC, Inc., a ninety percent (90%) owned subsidiary of the Company and Care3, Inc., a sixty-nine percent (69%) owned subsidiary of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents:

        Cash and cash equivalents include all highly liquid investments (demand deposits, certificates of deposit, money market funds, and other short-term investments) purchased with an initial maturity of three months or less.

        Accounts Receivable:

        Accounts receivable represent amounts earned but not collected in connection with consulting services performed by the Company.

        The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable, based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. The Company believes the amount of allowance for doubtful accounts is adequate to cover future losses on the accounts receivable as of June 30, 1997.

        Property and Equipment:

        Property and equipment are stated at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. The estimated useful lives for asset classifications, are as follows:

              Computer equipment                                 5 years
              Office equipment and motor vehicles                5 years
              Furniture and fixtures                             5 years
              Leasehold improvements                            10 years, or life of lease,
                                                                          if shorter

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.      Summary of Significant Accounting Policies: (Continued)

        Capital Lease Obligations:

        The Company is the lessee of phone equipment under a capital lease agreement which expires in April, 1998. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the assets. The assets are depreciated over the lower of their related lease term or their estimated productive lives. Depreciation of the assets under the capital lease agreement is included in depreciation expense for the years ended June 30, 1997 and 1996.

        Deferred Offering Costs:

        Deferred offering costs represent costs incurred in connection with the Company's initial public offering of common stock. Deferred offering costs were netted against the proceeds from the offering, which was completed on February 12, 1997.

        Goodwill:

        Goodwill of $16,145 represents the excess of the cost of acquiring the assets of Hughes & Associates, Inc. over the fair value of their net assets at the date of acquisition, June 14, 1996, and is being amortized on the straight-line method over five (5) years. Goodwill of $1,220,756 represents the excess of the cost of acquiring the stock of Canton Management Group, Inc. (renamed Care3, Inc.) at the date of acquisition, January 15, 1997, and will be amortized on the straight-line method over 35 years commencing when operations begin. For the year ended June 30, 1997, amortization expense of $10,335 was recorded. The carrying value of goodwill will be periodically reviewed by the Company and impairments, if any, will be recognized when expected future operating cash flows derived from goodwill are less than their carrying value.

        Income Taxes:

        The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and the utilization of the net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        Accounting Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Fair Value of Financial Instruments:

        The Financial Accounting Standards Board issued SFAS No. 107, Disclosures about Fair Value of Financial Statements, which is effective December 31, 1995. This statement requires the disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value.

        The carrying amounts of financial instruments including cash; accounts receivable, prepaid expenses and other current maturities of notes payable and capital lease obligations, accounts payable, accrued expenses and accrued executive bonuses approximate fair value because of their short maturity.

        The carrying amount of long-term notes payable and capital lease obligations approximate fair value because the interest rates on these instruments approximate the rate the Company could borrow at June 30, 1997 and 1996, except for Notes payable to former shareholders of Canton Management Group, Inc. (Note 6) for which the fair value is estimated at $677,265 based on the approximate rate the Company could borrow at June 30, 1997.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.      Summary of Significant Accounting Policies: (Continued)

        Earnings Per Share:

        Earnings per share are based upon the weighted average number of shares outstanding for each of the respective years. All weighted average shares outstanding give retroactive effect to the 1,000 for 1 stock split in October, 1995 and the 72.939 for 100 exchange of shares of common stock in connection with the reincorporation of the Company in Delaware in September, 1996. The Company recently completed an initial public offering of its common stock. Pursuant to Securities and Exchange Commission rules, shares of common stock issued for consideration below the anticipated offering price per share during the twelve month period prior to filing of the registration statement, has been included in the calculation of common share equivalent shares, using the treasury stock method, as if they had been outstanding for all periods presented. In addition, shares of common stock that are subject to options and warrants having exercise prices that are below the anticipated offering price per share, whether or not exercisable, have been included in the earnings per share calculation, using the treasury stock method. One million shares of common stock placed in escrow upon completion of the public offering, which are common stock equivalents, have been included in the calculation of fully diluted earnings per share.

        New Accounting Pronouncements:

        Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company adopted this accounting standard on July 1, 1996, and its effects on the financial position and results of the operations were immaterial.

        Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 31, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on July 1, 1996, and its effects on the financial position and results of the operations were immaterial. The Company will continue to account for employee purchase rights and stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees."

        On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income by the weighted average shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its earnings per share computations.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.      Summary of Significant Accounting Policies: (Continued)

        New Accounting Pronouncements: (Continued)

        Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

        Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

        Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" )SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its Results of Operations.

2. Net income of $175,981 for the year ended June 30, 1997 includes a non-cash charge of $1,191,665 for stock based compensation resulting from the release of 333,333 escrowed shares to Dr. Birman (See Note 17). Excluding this non-cash charge, net income for the year ended June 30, 1997 would have been $1,367,646.

3.      Concentration of Credit Risk:

        The Company maintains cash and cash equivalents at three financial institutions. Deposits not to exceed $100,000 at each financial institution are insured by the Federal Deposit Insurance Corporation. At June 30, 1997 and 1996, the Company has uninsured cash and cash equivalents in the approximate amounts of $870,000 and $1,790,000, respectively.

4.      Related Party Transactions:

        Notes Receivable:

        Included in notes receivable at June 30, 1997 and 1996 are the following related party notes and interest receivable:

                                                                            1997          1996
                                                                          --------      --------
6.25% note receivable from related party,
due November, 1996. $ - $ 22,323

7% notes receivable from David N.
Birman, M.D., due on demand                                                     --       556,586

Interest receivable - David N. Birman, M.D.                                     --        74,587
                                                                          --------      --------
                                                                                --       653,496
Less: current portion of long-term notes
        receivable - related party                                              --        22,323
                                                                          --------      --------

                                                                          $     --      $631,173
                                                                          ========      ========

       These notes were paid in a non-cash transaction whereby Dr. Birman tendered 174,800 shares of his stock to the Company (See Note 17).

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.      Property and Equipment:

        At June 30, 1997 and 1996, property and equipment consist of the following:

                                                             1997          1996
                                                          ---------     ---------
        Computer and office equipment                     $ 509,508     $ 303,000
        Furniture and fixtures                              336,225       125,286
        Vehicles                                             36,299        44,306
        Leasehold improvements                                   --         2,544
                                                          ---------     ---------
                                                            882,032       475,136
        Less accumulated depreciation and amortization     (297,784)     (181,452)
                                                          ---------     ---------
                                                          $ 584,248     $ 293,684
                                                          =========     =========

        For the years ended June 30, 1997 and 1996, depreciation expense was $130,088 and $73,814, respectively.

6.      Notes Payable:

        At June 30, 1997 and 1996, notes payable consist of the following:

                                                                                     June 30,      June 30,
                                                                                       1997          1996
                                                                                     ---------     ---------
        Note payable to Trinity Computer Services, Inc.,
        due April, 1999, non-interest bearing;
        collateralized by computer software                                          $  13,300     $      --

        Note payable to former shareholders of Canton Management Group, Inc.
        $200,000 due on the first anniversary of the closing and $100,000 due on the second anniversary of the closing of the acquisition, interest at 2%;
        guaranteed by Birman Managed Care, Inc. (See Note 15)                          300,000            --

        Note payable to former shareholders of Canton Management Group, Inc.
        $100,000 due on the second anniversary of the closing and $200,000 due on the third and fourth anniversaries of the closing of the acquisition,
        interest at 2%; unsecured. (See Note 15)                                       500,000            --

        Note payable to Toyota Motor Credit Corp., with interest at 12.5%;
        collateralized by a vehicle. Prior to June 30, 1997, the note balance was
        transferred to accounts payable and subsequently paid in full                       --         7,463
                                                                                     ---------     ---------
                                                                                       813,300         7,463
        Less current portion of long-term notes payable                               (207,600)       (2,435)
                                                                                     ---------     ---------
                                                                                     $ 605,700     $   5,028
                                                                                     =========     =========

        The aggregate maturities of notes payable are as follows:

                      June 30,                                 Amount
                      --------                               ----------
                        1998                                 $  207,600
                        1999                                    205,700
                        2000                                    200,000
                        2001                                    200,000
                                                             ----------
                                                             $  813,300
                                                             ==========

                                      F-10

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.      Capital Lease Obligations:

        The Company is the lessee of a telephone system, with an aggregate cost of $4,410, under a capital lease agreement which expires in April, 1998. As of June 30, 1997, minimum future lease payments due under the capital lease agreement for the next year, are as follows:

           Total minimum lease payments                                     $ 419

           Less amount representing interest                                    -
                                                                       ----------
           Present value of net minimum lease payments                        419

           Less current portion                                              (419)
                                                                       ----------
           Long-term maturities of capital lease
             obligations                                               $        -
                                                                       ==========

8.      Commitments and Contingencies:

        Operating Leases:

        The Company is currently leasing vehicles and office space under various non-cancellable operating lease agreements, expiring in December, 2007. The terms of the lease agreements provide for monthly payments ranging from $389 to $18,333. At June 30, 1997, a schedule of future minimum lease payments due under the non-cancellable operating lease agreements, is as follows:

                    June 30,
                    --------
                      1998                                $  191,479
                      1999                                   209,113
                      2000                                   180,000
                      2001                                   180,000
                      2002                                   180,000
                   Subsequent                              1,126,575
                                                          ----------

                                                          $2,067,167
                                                          ==========

        Rent expense under the foregoing operating lease agreements for the years ended June 30, 1997 and 1996 was $91,960 and $110,588, respectively.

        During the year ended June 30, 1997, the Company entered into a lease agreement for approximately a 20,000 square foot building to be built to the Company's specifications in Cookeville, Tennessee. The term of the lease will be ten years commencing upon completion of the building, which is expected to occur in the fourth quarter of calendar year 1997. Future minimum lease payments under this agreement are included in the future minimum payment schedule above.

        Employment Contracts:

        The Company has entered into employment contracts with certain key employees, which provide for minimum annual salary, adjusted for cost-of-living changes, and incentives based on the Company's attainment of specified levels of sales and earnings. At June 30, 1997, the total commitment through June 30, 2001, excluding incentives, was approximately $5.6 million.

        Other Commitments:

        Effective September 1, 1996, the Company entered into a consulting agreement with Richard M. Ross, a former officer and director. Under the terms of the agreement, the Company will pay a fee of $186,000 per annum, payable in equal monthly installments. The contract is renewable annually for up to six consecutive years.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.      Commitments and Contingencies: (Continued)

        Employment Termination:

        On March 5, 1997, the Company terminated the employment of Robert D. Arkin as general counsel, secretary and chief operating officer, for reasons the Company believes constituted good cause. On May 8, 1997, Mr. Arkin filed a complaint in United States District Court in Atlanta, Georgia, against the Company, its chief executive officer, David N. Birman, M.D., and its executive vice president, Sue D. Birman, seeking to enforce a written employment agreement between the Company and Mr. Arkin, which was drafted by Mr. Arkin, and other related causes of action. Dr. Birman and Mrs. Birman were dismissed from the complaint shortly after it was served.

        In the complaint, Mr. Arkin seeks his unearned future compensation under the employment agreement of $206,250 per year for five years; one additional year's salary for non-renewal; bonus compensation of approximately $75,000 accrued through the date of termination; and immediate vesting of options to acquire 291,758 shares of the Company's common stock at $1.37 per share, as well as other relief.

        Counsel to the Company has advised that the complaint is without merit, and that the Company is likely to prevail. This is based upon their belief that the termination was with cause and that the employment agreement is unenforceable due to omissions by Mr. Arkin, the Company's former outside counsel, of certain disclosures of conflicts of interest and notification to the Company of its right to seek independent counsel which he was obligated to make prior to entering into a business relationship with his client, the Company.

        On May 14, 1997, the Company filed suit in Tennessee State Court against Mr. Arkin, seeking a judicial determination that Mr. Arkin is entitled to no additional compensation from the Company, to rescind his 97,252 vested stock options, and for other related relief.

        The accompanying financial statements contain no accrual for the additional compensation sought by Mr. Arkin. In addition, the earnings per share calculations as of June 30, 1997, contemplate only 97,252 options as outstanding, representing a potential one-third vested portion of the total options previously granted to Mr. Arkin.

        The Company intends vigorously to defend its position that Mr. Arkin was terminated with cause and that no part of his employment contract is still enforceable, including the previous grant of options, whether vested or not at the time of termination.

        Legal Proceedings:

        On November 2, 1995, Dallas Riley, Jr., a former employee of Birman & Associates, Inc., filed a lawsuit against Birman & Associates, Inc., David N. Birman, M.D., and Liberty Mutual Insurance Company in the Circuit Court of Putnam County, Tennessee seeking permanent disability benefits under the Tennessee Worker's Compensation statute or, alternatively, $500,000 in damages for personal injury sustained through the alleged negligence of Birman & Associates, Inc. Mr. Riley claims that he was permanently disabled as a result of an injury that he suffered at a Company-sponsored event. The Company's workers' compensation insurance carrier has recently advised the Company that it intends to deny coverage of the claim on the basis that the plaintiff is an independent contractor and not an employee. The Company's general liability insurance carrier has agreed to defend the Company in the action under reservation of rights to contest the timeliness of the Company's notice. The Company believes Mr. Riley's claims are without merit and intends to defend this action vigorously. There are no other material legal proceedings pending against the Company.

        Concentration of Credit Risk:

        Financial instruments which potentially subject the Company to concentrations of credit risk principally consist of accounts receivable. The Company's accounts receivable primarily result from its consulting services with rural hospitals primarily in the southeastern portion of the United States. The receivables are primarily billed monthly and are unsecured. Ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.      Income Taxes and Deferred Income Taxes:

        The provision for income taxes consists of the following for the years ended June 30:

                                       1997            1996
                                    ----------      ----------
                Current:
                     Federal        $  702,526      $  359,386
                     State             186,872         103,755
                                    ----------      ----------
                                       889,398         463,141

                     Deferred          141,904         263,842
                                    ----------      ----------

                                    $1,031,302      $  726,983
                                    ==========      ==========

        The provision for income tax expense differs from the amount obtained by applying the statutory federal income tax rate to income before taxes due to permanent differences between expenses allowed for income tax purposes and financial purposes, primarily related to stock compensation charge (see Note 17).

        The temporary differences that give rise to the deferred tax asset and liability at June 30, 1997 and 1996, are presented below:


                                                        June 30,        June 30,
                                                          1997            1996
                                                        --------        --------
   Deferred Tax Asset - Current:
   Allowance for doubtful accounts                      $ 21,260        $ 18,990
   Adjustment due to change from the cash method
     of reporting income for income taxes to the
     accrual method                                      (25,520)         76,559
   Officer bonuses                                        19,060              --
                                                        --------        --------

                                                        $ 14,800        $ 95,549
                                                        ========        ========
Deferred Tax Liability - Long-Term:

   Adjustment due to change from the cash method
     of reporting income for income taxes to the
     accrual method                                     $ 25,520        $     --
   Excess of depreciation for income tax reporting
     purposes over depreciation for financial
     reporting purposes                                   67,255          55,620
                                                        --------        --------

                                                        $ 92,775        $ 55,620
                                                        ========        ========

10.     Statements of Cash Flows:

        For the year ended June 30, 1997, the Company made payments for interest and taxes in the amounts of $847 and $1,366,143, respectively.

        For the year ended June 30, 1996, the Company made payments for interest in the amount of $46,735. A refund was received for income taxes in the amount of $76,530.

        During the years ended June 30, 1997 and 1996, the Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Statements of Cash Flows: (Continued)

        For the year ended June 30, 1997, these non-cash activities are as follows:

                The Company financed the acquisition of Care3, Inc. in the amount of $800,000.

                The Company recorded the minority interest in Care3, Inc. in the amount of $201,085.

                The Company received 174,800 shares of common stock from David
                N. Birman, M.D. as payment on a note receivable and interest in the amount of $804,078.

                The Company released to Dr. Birman 333,333 shares of common stock from escrow, valued at $1,191,665.

                During February, 1997, the Company completed an initial public offering (the "IPO") (see Note 11). In connection with the IPO, the Company transferred $25,000 previously capitalized deferred offering costs into additional paid-in capital.

        For the year ended June 30, 1996, these non-cash activities are as follows:

                The Company financed the purchase of an automobile in the amount of $8,007.

                The Company retired debt in the amount of $175,000 through the issuance of common stock.

11.     Stockholders' Equity:

        On October 31, 1995, the Company declared a 1,000-for-1 stock split of the Company's common stock. On September 9, 1996, the Company was reincorporated in Delaware by means of a merger in which shareholders received 72.939 shares of common stock for each 100 shares of common stock then outstanding. The accompanying consolidated financial statements give retroactive effect to the aforementioned transactions.

        During June, 1996, the Company issued 1,332,970 shares of common stock in a private placement. The shares of common stock were sold at $1.37 per share. The net proceeds of $1,605,043 were net of offering expenses of $222,457.

        During February, 1997, the Company completed an initial public offering in which it issued 2,000,000 shares of its common stock at a price of $5.00 per share. The shares were sold under its registration statement dated February 12, 1997. The net proceeds of $7,548,697 received by the Company were net of offering expenses of $2,451,303.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Stock Option Plan:

        On October 31, 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). The aggregate number of shares of common stock that may be issued pursuant to the Plan will not exceed 1,458,780 shares. Pursuant to the Plan, the Company has issued stock options to various key employees. The table below summarizes the Company's stock option transactions:

                                                               Weighted
                                                                Average
                                                  Number       Exercise     Aggregate
                                                 of Shares       Price        Value

         Balance at June 30, 1995                    --          $  --      $   --

         Options granted                         1,006,566        1.37       1,380,000
                                                 ---------                  ----------

         Balance at June 30, 1996                1,006,566                   1,380,000
         Options granted                            55,000        5.00         275,000
         Options forfeited                        (194,505)       1.37        (266,472)
                                                 ----------      -----      ----------

         Balance at June 30, 1997                  867,061        1.60      $1,388,528
                                                 ==========      =====      ==========

         Options exercisable at
           June 30, 1997                           258,531        1.37      $  354,187
                                                 ==========      =====      ==========

        In July, 1997, the Company granted 150,000 shares each to two officers of the Company at an exercise price of $4.75 per share.

        The above options are granted at fair market value at the date of grant, become exercisable over a three (3) year period, except for 145,879 shares which become exercisable over a four (4) year period, or as determined by the Board of Directors, and expire over periods not exceeding five years.

        As of June 30, 1997 and 1996, none of these options have been exercised and 194,505 options have been forfeited. As of June 30, 1997, options to acquire 867,061 shares were outstanding.

        Information relating to options at June 30, 1997 summarized by exercise price is as follows:

                                        Outstanding                                        Exercisable
                        ----------------------------------------------          --------------------------------
        Exercise Price     Number              Weighted Average                    Number       Weighted Average
          Per Share     Outstanding     Life(Year)      Exercise Price          Outstanding      Exercise Price
        --------------  -----------     ----------      --------------          -----------     ----------------
             $1.37        812,061           10               $1.37                258,531            $1.37
             $5.00         55,000           10                5.00                     --             5.00
             -----        -------           --               -----                -------            -----
                          867,061           10               $1.60                258,531            $1.37
                          =======           ==               =====                =======            =====


        All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended June 30, 1997 and 1996. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended June 30, 1997 and 1996, would have been reduced to the pro forma amounts presented below:

                                              1997            1996
                                              ----            ----
        Net Income
          As reported                     $   175,981    $   1,171,781
          Pro forma                       $   101,516    $   1,133,139

        Net Income per Share (Primary)
          As reported                     $       .02    $         .17
          Pro forma                       $       .01    $         .17

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Stock Option Plan: (Continued)

                                                          1997              1996
                                                          ----              ----
        Net Income per Share (Fully Diluted)
          Reported                                     $      .02        $      .15
          Pro forma                                    $      .01        $      .15

        The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996: expected life of options of three (3) years, expected volatility of 0%, risk-free interest rates of 8.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1997 and 1996 approximated $1.05 and $.29, respectively.

13.     Stock Warrants:

        As of June 30, 1996 and 1997, the Company had outstanding warrants to purchase 21,355 shares of common stock at $1.43 per share and 36,470 shares of common stock at $1.37 per share. These warrants were issued in July, 1995 at the then fair value. The warrants became exercisable in January, 1997, and expire at various dates through December, 2001.

        The Company has issued to Royce Investment Group, Inc., as representative of the several underwriters of the Company's initial public offering of common stock, warrants (the "Representative's Warrants") to purchase 200,000 shares of common stock at a purchase price of $7.50 per share, which is 120% of the offering price of the common stock in the Company's initial public offering. The holders of the Representative's Warrants will have the right to require the Company to register the Representative's Warrants under the Securities Act. The Representative/s Warrants may be exercised on February 18, 1998 and for four years thereafter.

14.     Employee Benefit Plan:

        Effective January 1, 1994, the Company implemented a profit sharing plan covering virtually all employees meeting certain eligibility requirements. The plan is designed as a 401(K) profit sharing plan. Employees are permitted to make voluntary contributions to the plan, for which the Company is required to make a matching contribution up to certain limitations. For the years ended June 30, 1997 and 1996, the Company made contributions in the amounts of $17,630 and $9,482, respectively, to the plan.

15.     Recent Acquisition:

        On January 15, 1997, the Company acquired substantially all of the issued and outstanding shares of capital stock of Canton Management Group, Inc., a Mississippi corporation ("Canton"), for $1,500,000, of which $700,000 was paid in cash and $800,000 was paid by the issuance of promissory notes payable in four equal annual installments of $200,000 each, plus interest at the rate of 2% per annum on the unpaid principal balance. The acquisition was accounted for as a stock purchase and resulted in goodwill in the amount of $1,220,756. Goodwill represents the excess of the cost of acquiring companies over the fair value of the net assets acquired at the date of acquisition. Amortization expense has been recorded for the acquisition of Canton for the year ended June 30, 1997, in the amount of $8,719. Canton is an inactive holder of a certificate of authority to operate an HMO in Mississippi. Canton was renamed Care3, Inc. As a result of the issuance of shares of Care3, Inc. to certain founders of Canton, Care3, Inc. currently is a 69% subsidiary of the Company. The Company may reduce its ownership percentage of Care3, Inc. to 60% by allowing selected physicians to acquire shares of Care3, Inc. common stock. The Company anticipates that it will own not less than 60% of Care3, Inc. The prior year operating results of Canton were not presented on a proforma basis as the Company was a development stage company and the results were immaterial.

16.     Reincorporation:

        On September 9, 1996, the Company was reincorporated in Delaware by means of a merger in which shareholders of the Company received 72,939 shares of common stock for each 100 shares of common stock then outstanding.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.     Initial Public Offering and Escrowed Shares:

        Birman Managed Care, Inc. (the "Company"), successfully completed its initial public offering of 2,000,000 shares of its common stock, par value $.001 per share, at a price of $5.00 per share sold under its registration statement and prospectus dated February 12, 1997. The offering closed on February 19, 1997, and net proceeds of approximately $7,549,000 were received by the Company.

        In connection with the IPO, Dr. Birman, the Company's principal stockholder, agreed to place 1,000,000 shares of common stock in escrow. These shares will not be assignable or transferrable (but may be voted) until such time as they are released from escrow. The release from escrow is based upon the Company meeting certain annual earnings levels over the next three years. All reserved shares remaining in escrow on June 30, 1999 will be forfeited and contributed to the Company's capital. In the event the Company attains any of the earnings thresholds providing for the release of the escrow shares to Dr. Birman, the Company will recognize compensation expense at such time based on the fair market value of the shares. In addition, Dr. Birman tendered 174,800 shares of his common stock, valued at $4.60 per share, as payment in full of his note to the Company in the amount of $775,000 plus accrued interest, at the time of closing the IPO.

        During the year ended June 30, 1997, the Company met the specified criteria for the release of 333,333 shares of common stock from escrow to Dr. Birman. The aforementioned release resulted in additional compensation expense in the amount of $1,191,665 for the year ended June 30, 1997, which reduced fully diluted earnings per share from $.17 to $.02. This charge is not deductible for income tax purposes.

        The remaining 666,667 shares of Common Stock held in escrow will be released if the Company achieves the target earnings of $.26 per share for fiscal year ending June 30, 1998 or earnings of $.39 per share for fiscal year ending June 30, 1999. The release of the remaining shares from escrow will result in a non-cash charge to operations based on the fair market value of the shares in either or both of the next two fiscal years.

18.     Directors' Option Plan:

        On September 9, 1996, the Company adopted the 1996 Non-Employee Directors Non-Qualified Stock Option Plan (the "1996 Directors' Plan"). A total of 100,000 shares of common stock are reserved for issuance under the 1996 Directors' Plan. Under this plan, upon initial election to the Board of Directors, all non-employee directors are awarded options to purchase 6,000 shares of common stock. Upon each subsequent election to the Board of Directors, non-employee Directors receive option awards to purchase 3,000 shares of common stock. These options, which have an exercise price equal to the fair market value of the shares of common stock as of the date of grant, vest at the rate of 33.33% per year. All options awarded under the 1996 Directors' Plan expire on the first to occur of (i) 10 years after the date of grant or
        (ii) 90 days after the date the director is no longer serving in such capacity for reasons other than death or disability.

                                                       Number of       Exercise      Aggregate
                                                        Shares          Price          Value

      Balance at June 30, 1996                              -        $    -         $     -
      Options granted                                   12,000           5.00           60,000
                                                         3,000           7.50           22,500
                                                       -------                      ----------

      Balance at June 30, 1997                          15,000                      $   82,500
                                                       =======                      ==========

        As of June 30, 1997, none of these options have been exercised and no options have been forfeited. As of June 30, 1997, options to acquire 15,000 shares were outstanding under the plan.

        For the year ended June 30, 1997, no expense had been recorded in relation to the Directors' options, as the amount was immaterial to the overall presentation of the financial statements.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.     Executive Bonus Plan:

        Effective beginning June 30, 1997, the Company adopted an Executive Bonus Plan (the "Executive Bonus Plan") pursuant to which executive officers of the Company are eligible to receive cash bonuses after the close of each fiscal year of the Company. The Executive Bonus Plan is administered by the Compensation Committee of the Board of Directors. Bonuses are determined on the basis of (i) the operating profit of the Company, (ii) net revenue growth of the Company achieved as a percentage of the goal established by the Company at the beginning of the fiscal year, and (iii) the officer's individual performance and contribution to the Company. An officer's bonus for any fiscal year may not exceed such officer's annual base salary multiplied by the Target Bonus Percentage as defined by the Executive Bonus Plan. For the year ended June 30, 1997, bonuses under the plan totalled $172,000, of which $116,341 was unpaid. For the year ended June 30, 1997, Dr. and Mrs. Birman waived a total of $200,000 of their executive bonuses.

20.     Significant Customer:

        The Company has provided Quality Management Program services to various hospitals owned and/or managed by Quorum Health Care, Inc. ("Quorum") since 1991. Hospitals owned and/or managed by Quorum represented approximately 23% and 20% of the Company's Quality Management Program revenues for the fiscal years ended June 30, 1997 and 1996, respectively. The Company also provides Quality Management Program services to Community Medical Center, which represents approximately 12% of the Company's Quality Management Program revenues for the fiscal year ended June 30, 1997.

21.     Restricted Certificates of Deposit:

        As of June 30, 1997, the Company held two (2) $250,000 certificates of deposit bearing interest rates of 4.9%, and having a maturity date of September 15, 1997. The certificates of deposit are restricted for use as insolvency reserves to meet the minimum net worth requirements of the State of Mississippi.

22.     Other:

        Included in other assets at June 30, 1997, were costs capitalized by the Company in relation to the formation of health care networks in Mississippi and Tennessee, in the amount of $318,435. The costs will be amortized over a 35 year period once operations of the health plans commence. As of June 30, 1997, the Tennessee network had not yet commenced operations, therefore, no amortization has been recorded in relation to that plan. The Mississippi network commenced operations on April 1, 1997. For the year ended June 30, 1997, the Company recorded amortization expense in the amount of $1,367, in relation to the Mississippi network.