Form 10KSB40/A
period 1997-06-30
BIRMAN MANAGED CARE INC
filed 1997-09-30
CIK 1009822

This amendment is due to a typographical error occurring in the number of shares outstanding of each of the issuer's classes of capital stock. As of September 24, 1997: Common Stock, $.001 par value -- 8,756,254 shares.

                                      1997

                             Washington D.C. 20549

                                AMENDMENT NO. 1
                                       TO

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

                 Common Stock, $.001 par value -- 8,756,254 shares

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

Date:  September 30, 1997                       BIRMAN MANAGED CARE, INC.


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


Signature                       Title                   Date
---------                       -----                   ----

/s/ DAVID N. BIRMAN, M.D.       Director, Chairman      September 30, 1997
-------------------------       of the Board,
David N. Birman, M.D.           President and Chief
                                Executive Officer


/s/ SUE D. BIRMAN               Director, Executive     September 30, 1997
-------------------------       Vice President and
Sue D. Birman                   Secretary


/s/ DOUGLAS A. LESSARD          Vice President,         September 30, 1997
-------------------------       Treasurer, and Chief
Douglas A. Lessard              Financial Officer
                                (Principal Financial
                                and Accounting
                                Officer)


/s/ JOHN D. HIGGINS             Director                September 30, 1997
-------------------------
John D. Higgins


/s/ JAMES J. RHODES             Director                September 30, 1997
-------------------------
James J. Rhodes


/s/ DIEDRICH VON SOOSTEN        Director                September 30, 1997
-------------------------
Diedrich Von Soosten