Form 10QSB
period 1997-09-30
BIRMAN MANAGED CARE INC
filed 1997-11-14
CIK 1009822

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333--11957

                            BIRMAN MANAGED CARE, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           62-1584092
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization                           Identification No.)

                                 502 Gould Drive
                           Cookeville, Tennessee 38506

                                 (931) 432-6532
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Ace of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding as of November 14, 1997:  8,756,254

                           BIRMAN MANAGED CARE, INC.

                                   FORM 10-QSB

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I          Financial Information

Item 1.         Condensed Consolidated Financial Statements and
                Notes to Consolidated Financial Statements

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

PART II         Other Information

Item 1.         Legal Proceedings

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8-K

EXHIBITS

Exhibit 11.1    Statement of Earnings per Share

Exhibit 27.1    Financial Data Schedule

PART 1. FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                (UNAUDITED)
                                                               September 30,      June 30,
                                                                   1997             1997
                                                                   ----             ----
Current Assets:
Cash and cash equivalents                                       $ 8,294,367      $ 8,515,572
Accounts receivable, net of allowance for
doubtful accounts of $49,436                                      1,096,014        1,592,741
Prepaid expenses and other                                          106,434           95,980
Deferred tax asset                                                   56,370           14,800
Income taxes receivable                                             218,490               --
Note receivable - related party (Note 5)                            100,000               --
                                                                -----------      -----------
        Total Current Assets                                      9,871,675       10,219,093
                                                                -----------      -----------

Property and equipment, net of accumulated depreciation             604,296          584,248
Goodwill                                                          1,217,443        1,226,566
Other                                                               513,416          486,948
Restricted certificates of deposit                                  500,000          500,000
                                                                -----------      -----------
        Total Assets                                            $12,706,830      $13,016,855
                                                                ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of notes payable                                $   207,600      $   207,600
Current portion of capital lease obligations                            727              419
Accounts payable                                                    277,930          263,351
Accrued expenses                                                     62,683           19,753
Accrued executive bonuses                                           111,341          116,341
Income taxes payable                                                     --          208,587
Deferred revenue                                                      1,113               --
                                                                -----------      -----------
        Total Current Liabilities                                   661,394          816,051

Note payable, less current portion                                  603,800          605,700
Deferred income taxes payable                                        67,000           92,775
                                                                -----------      -----------
        Total Liabilities                                         1,332,194        1,514,526
                                                                -----------      -----------

Minority interest                                                   197,692          201,085
                                                                -----------      -----------


Commitments and Contingencies (Note 8)

Stockholders' Equity:

Preferred stock, $.001 par value, 5,000,000
  shares authorized, none issued or outstanding                          --               --
Common stock, $.001 par value, 15,000,000 shares
  authorized, 8,756,254 issued and outstanding                  $     8,756      $     8,756
Additional paid-in capital                                        9,715,071        9,715,071
Retained earnings                                                 1,453,117        1,577,417
                                                                -----------      -----------
Total Stockholders' Equity                                      $11,176,944      $11,301,244
                                                                -----------      -----------
                                                                $12,706,830      $13,016,855
                                                                ===========      ===========


               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statements

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              (UNAUDITED)
                                                          Three Months ended
                                                             September 30,
                                                     -----------------------------
                                                        1997              1996
                                                     -----------       -----------
Consulting and health plan revenues                  $ 2,848,709       $ 2,372,137

Cost of revenues                                       1,181,439           888,516
                                                     -----------       -----------


Gross profit                                           1,667,270         1,483,621

General and administrative expenses                    2,004,930         1,169,119
                                                     -----------       -----------


Income (loss) from operations                           (337,660)          314,502
                                                     -----------       -----------

Other income (expense):
   Interest income                                       118,483            38,338
   Interest expense                                       (3,774)             (247)
   Gain on sale of assets                                    150                --
   Other income                                              897                --
                                                     -----------       -----------

                                                         115,756            38,091
                                                     -----------       -----------

Minority interest                                          3,393                --
                                                     -----------       -----------

Income (loss) before provision for income taxes         (218,511)          352,593


Provision for income tax (expense) benefit                94,211          (111,402)

Net Income (Loss)                                    $  (124,300)      $   241,191
                                                     ===========       ===========

Per share data:

Primary net income (loss) per share (Note 3)         $      (.01)      $       .04
                                                     ===========       ===========

Primary weighted average common stock shares
  outstanding (Note 3)                                 8,765,764         6,703,517
                                                     ===========       ===========

Fully diluted net income per share (Note 3)                  N/A       $       .03
                                                     ===========       ===========

Fully diluted weighted average common stock
  shares outstanding (Note 3)                                N/A         7,703,517
                                                     ===========       ===========


               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statements

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                           Additional                       Total
                                   Preferred         Common Stock            Paid-In       Retained      Stockholders'
                                     Stock      Shares         Amount $      Capital       Earnings         Equity
                                   -----------------------------------------------------------------------------------
Balance at June 30, 1996              --       6,931,082       $ 6,931     $ 1,780,612    $ 1,401,436    $  3,188,979

Stock sales                           --       2,000,000         2,000       7,546,697             --       7,548,697

Stock retired in payment of debt      --        (174,800)         (175)       (803,903)            --        (804,078)

Retirement of fractional shares       --             (28)           --              --             --              --

Stock released                        --              --            --       1,191,665             --       1,191,665

Net income                            --              --            --              --        175,981         175,981
                                   -----------------------------------------------------------------------------------

Balance at June 30, 1997              --       8,756,254         8,756       9,715,071      1,577,417      11,301,244

Net loss                              --              --            --              --       (124,300)       (124,300)
                                   -----------------------------------------------------------------------------------

Balance at September 30, 1997
  (Unaudited)                         --       8,756,254       $ 8,756     $ 9,715,071    $ 1,453,117    $ 11,176,944
                                   ===================================================================================









               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statements

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      (UNAUDITED)
                                                                    Three Months Ended
                                                                      September 30,
                                                              -----------------------------
                                                                 1997              1996
                                                              -----------       -----------
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:

Net income (loss)                                             $  (124,300)      $   241,191
                                                              -----------       -----------

Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                  54,914            22,865
    Gain on sale of assets                                           (150)          (17,074)
    Interest income added to note receivable
    Loss attributed to minority interest                           (3,393)               --
    Changes in Assets and Liabilities:
      Accounts receivable                                         480,535            50,868
      Prepaid expenses and other                                    5,738           (38,342)
      Deferred tax asset                                          (41,570)
      Income taxes receivable                                    (218,490)               --
      Other                                                       (35,319)          (47,506)
      Accounts payable                                             14,579           581,133
      Accrued expenses                                             37,930            (2,050)
      Income taxes payable                                       (208,587)         (486,897)
      Deferred revenue                                              1,113                --
      Deferred income tax payable                                 (25,775)               --
                                                              -----------       -----------
                                                                   61,525            62,997
                                                              -----------       -----------
        Net cash provided (used) by operating activities          (62,775)          304,188
                                                              -----------       -----------

Cash flows from investing activities:
   Purchase of property and equipment                             (55,262)         (142,080)
   Collection of note receivable - related parties                     --             9,000
   Advances for notes receivable - related party                 (100,000)         (141,232)
   Proceeds from sale of assets                                        --                --
                                                              -----------       -----------

        Net cash used in investing activities                    (155,262)         (274,312)
                                                              -----------       -----------

Cash flows from financing activities:
   Deferred offering costs                                             --          (450,960)
   Payments on debt                                                (3,168)           (1,607)
                                                              -----------       -----------

        Net cash used by financing activities                      (3,168)         (452,567)
                                                              -----------       -----------

Net decrease in cash and cash equivalents                        (221,205)         (422,691)

Cash and cash equivalents at beginning of period                8,515,572         1,872,343
                                                              -----------       -----------
Cash and cash equivalents at end of period                    $ 8,294,367       $ 1,449,652
                                                              ===========       ===========



               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statements

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation:

      The accompanying condensed consolidated financial statements of Birman Managed Care, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented, have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. These interim financial statements should be read in conjunction with the financial statements and notes contained therein, included in the Company's Form 10-KSB for the year ended June 30, 1997.

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

      On January 15, 1997, the Company acquired substantially all of the issued and outstanding shares of capital stock of Canton Management Group, Inc., a Mississippi corporation ("Canton"), for $1,500,000, of which $700,000 was paid in cash and $800,000 was paid by the issuance of promissory notes payable in four equal annual installments of $200,000 each, plus interest at the rate of 2% per annum on the unpaid principal balance. Canton is an inactive holder of a certificate of authority to operate an HMO in Mississippi. Canton was renamed Care3, Inc. As a result of the issuance of shares of Care3, Inc. to certain founders of Canton, Care3, Inc. currently is a 69% subsidiary of the Company. The Company may reduce its ownership percentage of Care3, Inc. to 60% by allowing selected physicians to acquire shares of Care3, Inc. common stock. The Company anticipates that it will own not less than 60% of Care3, Inc. During the year ended June 30, 1997, the Company formed two new subsidiaries, TMMC, Inc. and MMMC, Inc. MMMC, Inc. is ninety percent owned by the Company. The Company also acquired a majority interest in Canton Management Group, Inc., which was renamed Care3 Inc. through a stock purchase.

2.    Nature of Operations:

      The Company is a health care consulting and management company dedicated to improving the quality, controlling the cost, and enhancing the efficiency of the management and delivery of health care services by focusing on the physician as the most important factor in the health care system. In pursuing these goals, the Company currently provides its proprietary "Quality Management Program" to hospitals and their attending physicians. In addition, the Company is developing and will operate various managed care programs in association with physician networks, hospitals, and other health care providers based upon its fundamental belief in the importance of the physician-patient relationship. As part of its managed care business, the Company organizes physicians into independent practice associations, or networks, that will provide services to the Company's health plan, as well as other health plans. The Company also operates, through its Care3, Inc. subsidiary, a health plan in the State of Mississippi and will pursue licenses in other states. The
      Company concentrates its efforts on rural communities, particularly in the south-central and southeast United States, with an initial focus for managed care in Mississippi and Tennessee, where it believes that the development of health care management systems and managed care programs has lagged behind other areas of the country.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Earnings Per Common Share:

      Earnings per share are based upon the weighted average number of shares outstanding for each of the respective periods. All weighted average shares outstanding give retroactive effect to the 1,000 for 1 stock split in October, 1995, and the 72.939 for 100 exchange of shares of Common Stock in connection with the reincorporation of the Company in Delaware in September, 1996. The Company completed an initial public offering of its Common Stock on February 19, 1997. Pursuant to Securities and Exchange Commission rules, shares of Common Stock issued for consideration below the anticipated offering price per share during the 12-month period prior to filing of the registration statement have been included in the calculation of common share equivalent shares as if they had been outstanding for all periods presented. In addition, shares of Common Stock that are subject to options and warrants having exercise prices that are below the current trading price per share, whether or not exercisable, have been included in the earnings per share calculation, using the treasury stock method. One million shares of common stock placed in escrow after completion of the public offering, which are common stock equivalents, have been included in the calculation of fully diluted earnings per share, when they are not anti-dilutive.

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

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    New Accounting Pronouncements: (Continued)

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

5.    Related Party Transactions:

      Notes Receivable:

      Included in notes receivable at September 30, 1997 is the following related party note:


      8% note receivable from officer, due upon
      sale of residence.                                             $ 100,000
                                                                     =========


      Subsequent to September 30, 1997, the note was paid in full.

6.    Line of Credit:

      In August, 1996, the Company arranged a $1,000,000 maximum principal amount working capital revolving line of credit facility ("facility") with American National Bank and Trust Company of Chicago. The facility has an initial maturity date of October 31, 1997, which has been extended to January 31, 1998. The facility provides for the accrual of interest at a floating annual rate equal to the lender's prime rate on the unpaid principal balance. The facility is secured by a pledge of the Company's Quality Management Program and quality assurance/utilization review accounts receivable. Under the terms of the facility, the Company can borrow up to the lesser of: (i) $1,000,000, or (ii) the maximum facility minus any letter of credit obligations, or (iii) the "Borrowing Base", (i.e., up to 75% of the face amount of all then existing eligible receivables), minus any letter of credit obligations. At September 30, 1997, there was a zero balance on the line of credit.

7.    Significant Customer:

      The Company has provided Quality Management Program services to various hospitals owned and/or managed by Quorum Health Care, Inc. ("Quorum") since 1991. Hospitals owned and/or managed by Quorum represented approximately 22% and 25% of the Company's Quality Management Program revenues for the three month periods ended September 30, 1997 and 1996, respectively. The Company also provides Quality Management Program services to two hospitals owned by St. Barnabas Health System, which represents approximately 24% of the Company's Quality Management Program revenues for the three month period ended September 30, 1997.

      The Company was notified on November 11, 1997, that Saint Barnabas has elected to end the current contracts to provide the Company's Quality Management Program to these two hospitals in accordance with their terms on December 31, 1997, Saint Barnabas and the Company have been in active negotiations for the Company to provide further services, termed "co-sourcing," to the entire 10-hospital Saint Barnabas System to train staff members of Saint Barnabas to perform functions now provided by the Company.

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

      In the complaint, Mr. Arkin seeks his unearned future compensation under the employment agreement of $206,250 per year for five years; one additional year's salary for non-renewal; bonus compensation of approximately $85,000 accrued through the date of termination; and immediate vesting of options to acquire 291,758 shares of the Company's common stock at $1.37 per share, as well as other relief.

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

      The Company intends to vigorously defend its position that Mr. Arkin was terminated with cause and that no part of his employment contract is still enforceable, including the previous grant of options, whether vested or not at the time of termination.

9.    Legal Proceedings

      On November 2, 1995, Dallas Riley, Jr., a former employee of Birman & Associates, Inc., filed a lawsuit against Birman & Associates, Inc., David
      N. Birman, M.D., and Liberty Mutual Insurance Company in the Circuit Court of Putnam County, Tennessee seeking permanent disability benefits under the Tennessee Worker's Compensation statute or, alternatively, $500,000 in damages for personal injury sustained through the alleged negligence of Birman & Associates, Inc. Mr. Riley claims that he was permanently disabled as a result of an injury that he suffered at a Company-sponsored event. The Company's workers' compensation insurance carrier has recently advised the Company that it intends to deny coverage of the claim on the basis that the plaintiff was an independent contractor and not an employee. The Company's general liability insurance carrier has agreed to defend the Company in the action under reservation of rights to contest the timeliness of the Company's notice. The Company believes Mr. Riley's claims are without merit and intends to defend this action vigorously. There are no other material legal proceedings pending against the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth the results of operations and percentage of revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the periods indicated.

                                                          (Unaudited)                     (Unaudited)
                                                       THREE MONTHS ENDED              THREE MONTHS ENDED
                                                        SEPTEMBER 30, 1997             SEPTEMBER 30, 1996
                                                     -------------------------      -------------------------
Revenue                                              $ 2,848,709         100.0%     $ 2,372,137         100.0%

Cost of revenue                                        1,181,439          41.5%         888,516          37.4%
                                                     -----------         -----      -----------         -----
Gross Margin                                           1,667,270          58.5%       1,483,621          62.6%

Selling, General and administrative expenses           2,004,930          70.4%       1,169,119          49.3%
                                                     -----------         -----      -----------         -----
Income (loss) from operations                           (337,660)        (11.9)%        314,502          13.3%

    Interest income                                      118,483           4.2%          38,338           1.6%

    Interest expense                                      (3,774)          0.0%            (247)          0.0%

    Gain on Sale of Assets                                   150           0.0%              --           0.0%

    Other income                                             897           0.0%              --           0.0%

    Minority interest                                      3,393           0.0%              --           0.0%
                                                     -----------         -----      -----------         -----
Income (loss) before provision for income taxes         (218,511)         (7.7)%        352,593          14.9%

Provision for income tax (expense) benefit                94,211           3.3%        (111,402)         (4.7%)
                                                     -----------         -----      -----------        ------
Net income (loss)                                       (124,300)         (4.4%)        241,191          10.2%
                                                     ===========         =====      ===========        ======

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996.

FORWARD LOOKING STATEMENTS:

Certain of the statements contained in this section of the report, including those under "Outlook" and "Financial Conditions" are "forward-looking". While the Company believes that these statements are accurate, the company's business is dependent upon general economic conditions and various conditions specific to its industry, and future trends results cannot be predicted with certainty. In particular:

Almost 22% and 25%, respectively, of the company's consulting business is derived from hospitals owned by Quorum and St. Barnabas. Those hospitals contract individually with the Company and there is no "system wide" agreement with those hospital groups. Nonetheless, serious difficulties with any hospital in either group could adversely affect the Company's relations with other hospitals in those groups.

The Company operates within a highly regulated industry --- health care --- which is now the subject of tremendously expanded federal regulatory enforcement efforts. Although the Company believes itself to be fully in compliance with all applicable statues, regulations and administration and court decisions, this area of the law is evolving rapidly. The Company has engaged special health care regulatory counsel since 1989 to review the

Company's procedures and activities to assure compliance with those laws. The Company's Board of Directors has adopted its resolution setting compliance with those laws as the Company's main governing business principle. Nonetheless, given the widespread federal enforcement activities in this industry, there can be no assurance that the Company and/or its current and former officers will not be made the subject of an investigation by federal enforcement personnel. In the event of any such investigation or other regulatory or enforcement action, the Company may experience a material adverse decline in its principal business. While the Company believes any such action would be wholly unwarranted, the mere fact of such action would cause the Company to incur substantial professional fees for its defense and would damage its reputation and business activities within its market.

The Company and its industry remain subject to further regulation, laws and court or administrative actions. There can be no assurance that such laws or decisions will not in the future materially adversely affect the Company and its business.

The Company competes with a vast array of other companies and individuals, many of whom have resources substantially greater than those of the Company.

REVENUE:

General

Revenue for the Company increased by 20%, to approximately $2,849,000 for the three months ended September 30, 1997, from approximately $2,372,000 in the comparable period of the prior year. The Quality Management Program experienced a 15% growth rate with revenue of approximately $ 2,549,000 for the three months ended September 30, 1997, from approximately $2,216,000 in the comparable period of the prior year. The growth in revenue was due to management's action to target larger hospital-clients for the Quality Management Program. Period to period changes in the volume of the Quality Management Program business of the Company is measured in aggregate annual Medicare discharges of the Company's hospital-clients. Aggregate Medicare discharges is a factor of the size and number of hospital-clients. The aggregate Medicare discharges of the hospital-clients increased by 36 % to approximately 15,400 for the three months ended September 30, 1997, from approximately 11,300 in the comparable period of the prior year. Although the number of hospital-clients on contract decreased to 28 in September 1997 from 32 in the prior year, the Company continued to experience growth in revenue as the average size of the hospital-client increased.

Although the Company experienced growth in comparable fiscal quarters, revenue for the last two consecutive quarters decreased by 20% to $2,849,000 for the three months ended September 30, 1997 from $3,555,000 for the three months ended June 30, 1997. This decrease was due to the seasonal nature of the Quality Management Program business as hospital discharges and severity of illness normally decline during the summer months and also the conversion of several large hospital contracts to discounted fee arrangements.

Outlook: Until recently, the Company experienced rapid growth in its Quality Management Program business which it largely sustained throughout the first three quarters of the fiscal year ended June 30, 1997. In the last two fiscal quarters, the impact of heightened government regulatory enforcement against the health care industry in general has created a climate of hesitation among the Company's potential hospital clients. As a consequence, the Company has not been able to add new hospital-clients at its previous rate. During the first quarter of the current fiscal year, the Company changed its marketing strategy accordingly to increase the emphasis on the regulatory compliance assurance benefit of the Quality Management Program. The Company also added four new sales executives and believes that the current government regulatory climate has created an opportunity for our services. In addition, the Company is also developing products and services which the Company believes will complement and expand the Company's core business. The first of these services, a Physicians' Office Management program was introduced in September 1997.

Significant Customer - Quality Management Program

The Company's contracts with two Saint Barnabas Health Care System hospitals, Community Medical Center in Tom's River, New Jersey, and Kimball Medical Center in Lakewood, New Jersey, were responsible for approximately 24% of the Company's Quality Management Program revenues for the three months ended September 30, 1997. The Company was notified on November 11, 1997, that Saint Barnabas has elected to end the current contracts to provide the Company's Quality Management Program to these two hospitals in accordance with their terms on December 31, 1997. Saint Barnabas and the Company have been in active negotiations for the Company to provide further services, termed "co-sourcing," to the entire 10-hospital Saint Barnabas System to train staff members of Saint Barnabas to perform functions now provided by the Company.

Outlook: Based on discussions to date, the Company believes that an acceptable agreement will be reached to provide "co-sourcing" services to the Saint Barnabas System. There is no assurance that the Company and Saint Barnabas will reach agreement on providing these additional services or, if agreement is reached, that the compensation to the Company will equal fees now paid for the Quality Management System.

Change in Fee Structure - Quality Management Program

Both the Company and its hospital clients have initiated the change in billing arrangements from "results oriented" contracts to "fixed fee" contracts for the Quality Management Program. In addition, the Company is targeting larger hospital facilities which are demanding discounted fee contracts. As a result, revenue per discharge has decreased by approximately 16 % for the quarter ended September 30, 1997.

Outlook: Although there can be no assurance given as to the ultimate decline in "per discharge" revenues resulting from the shift from "results-oriented" compensation to fixed fee compensation, the Company believes that the 16% decline already experienced should represent most or all of the decline the Company will face. However, competitive and regulatory pressures may cause still further declines in these revenues. The Company has recently announced "value added" regulatory compliance services which will distinguish the Company's services from those of the bulk of its competitors and which should allow the Company to retain its "per discharge" fee levels.

Hughes & Associates, Inc. Revenue

Revenue from the operations of Hughes and Associates, Inc., the Company's utilization review business in Mississippi, increased by 18%, to approximately $183,000 for the three months ended September 30, 1997, from approximately $155,000 in the comparable period of the prior year.

Outlook: The Company expects Hughes & Associates, Inc. to continue to show growth in revenue and modest profits. The revenue and earnings from Hughes & Associates is not expected to contributed materially to consolidated revenue or earnings.

Health Plan Revenue

Revenue of $108,000 was attributable to health plan premiums earned from the start up of Care3, Inc., the Company's Health Plan in Gulfport, Mississippi which began operations in March 1997 and had no revenue in the comparable period of the prior year. Period to period changes in the volume of the health plan business of the Company is measured in aggregate "member months". A "member month" is equivalent to one member for which the HMO recognized premium revenue for one month. The aggregate health plan "member months" of Care3, Inc. was 1,090 for the three months ended September 30, 1997.

Outlook: The Care3, Inc. health plan is anticipated to experience significant growth during the current fiscal year and has grown to 843 members as of September 30, 1997 from 174 members as of June 30, 1997. The Company has enrolled a substantial number of members engaged in the casino gaming industry in Mississippi - an occupation know for relatively high claims on health care providers. In addition, the health plan is in the start-up stage and there can be no assurance that the health plan will achieve or maintain profitability in the future.

COST OF REVENUE:

The cost of revenue includes all costs directly associated with the operations of the Quality Management Program and Utilization Review business, including compensation of physicians and allied medical specialists, consulting staff travel and lodging, and other direct costs. Also included in cost of revenue are medical expenses and claims associated with the operation of the Company's health plan in Gulfport, Mississippi. Cost of revenue for the Company increased by 33%, to approximately $1,181,000 for the three months ended September 30, 1997, from approximately $889,000 in the comparable period of the prior year. The Company's cost of revenue as a percentage of revenue increased to 41.5% for the three months ended September 30, 1997 from 37.4% for the comparable period of the prior year, due primarily to (i) an increase in recruitment and training costs due to the hiring of additional physicians and allied medical specialists for hospital engagements scheduled or anticipated to start in the second and third quarters (ii) an increase in costs associated with the operations of Hughes & Associates, Inc. and (iii) medical expenses and claims associated with operations of the Company's health plan in Gulfport, Mississippi which began operations in March 1997.

Outlook: Cost of revenue will increase significantly as the Company's health plan in Mississippi enrolls more members and incurs medical claims. Cost of revenue as a percentage of revenue is anticipated to increase as the revenue from the Company's health plan in Gulfport, Mississippi becomes a larger portion of the total revenue.

GROSS MARGIN:

The Company's gross profit margin decreased as a percentage of revenue to 58.5% for the three months ended September 30, 1997 from 62.6 % in the comparable period of the prior year. The decrease was primarily due to the consolidation of the Company's new health plan in Mississippi. The health plan gross profit margins as a percentage of premium revenue will never equal the margins experienced from the Company's other business.

Outlook: The Company expects the health plan in Gulfport, Mississippi to produce gross profit margins of 15% to 20% of premium revenue, which is typical for the industry. The Quality Management Program business is anticipated to produce gross profit margins of 55% to 60% of consulting fees in the near term. Gross margin percentages on a consolidated basis will therefore continue to decrease as the revenue from the health plan becomes a larger portion of total revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expense increased by 72%, to approximately $2,005,000 for the three months ended September 30, 1997, from approximately $1,169,000 in the comparable period of the prior year. The increase in selling, general and administrative expense for the three months ended September 30, 1997 was primarily attributable to (i) an increase in salaries and benefit expense of $312,000 related to the expansion of the management team for the Quality Management Program and new administrative support personnel (ii) salary expense of $40,000 incurred in the development of the new physician office product of the Quality Management Program (iii) an increase in legal and professional fees of $233,000, which includes fees related to regulatory compliance advice and on-going litigation; and $46,500 in consulting fees paid under a consulting agreement with Richard M. Ross, former officer and director of the Company
(v) expense of $150,000 incurred as a new publicly held company which includes public reporting, directors expense, and directors and officers liability insurance (vii) expense of $51,000 incurred to operate the Company's new health plan in Gulfport Mississippi. As a percentage of revenue, selling, general and administrative expense increased to 70.4% for the three months ended September 30, 1997 from 49.3% in the comparable period in the prior year.

Outlook: The Company anticipates that selling, general and administrative expense will continue at the current level through the next fiscal quarter and continue to increase in future quarters. However, as a percentage of revenue the Company expects a decrease in the third and fourth quarters as revenue is realized from the investment made in additional personnel and new product development.

INTEREST INCOME AND EXPENSE:

Interest income increased to approximately $118,000 for the three months ended September 30, 1997 from approximately $38,000 in the comparable period of the prior year. This increase was attributable to interest earned on the increased balance of cash deposits held primarily in money market and other short term investment accounts. Interest expense increased to approximately $4,000, due to the accrual of interest on a note payable for the acquisition of the Mississippi HMO license in February 1997.

NET INCOME:

For the three months ended September 30, 1997 the company reported a net loss of ($124,300), a decrease of 152% as compared with net income of $241,191 in the comparable period of the prior year. The decrease in net income was primarily due to an increase in selling, general and administrative expense as a result of the staffing additions to the Company's management team to accommodate core business growth and new product development. Other factors attributable to the decrease in net income included expenses related to the startup of the Company's HMO in Mississippi, an increase in legal and professional fees, and expenses incurred as a new publicly held company.

Outlook: Due to anticipated lower gross profit margins and increased selling, general and administrative expense, the Company expects operating losses of approximately $150,000 to $250,000 for the next fiscal quarter. The Company anticipates that this situation will not continue into the third and fourth quarters as (i) revenue is realized from the investment made in additional personnel and new product development (ii) the health plans approach profitability and (iii) additional revenue is realized from the Quality Management Program as a result of the change in marketing strategy.

LIQUIDITY AND CAPITAL RESOURCES:

During the three months ended September 30, 1997, the Company funded its operating and business development activities primarily through operating revenue and used cash on deposit of approximately $63,000. The Company invested approximately $55,000 to purchase property and equipment and used $100,000 to fund a mortgage bridge loan to a new executive of the Company under the terms of an employment agreement. During the three months ended September 30, 1997, the Company repaid approximately $3,200 of debt and capital leases.

The Company will use capital of $300,000 to $400,000 within the next two fiscal quarters to comply with increased net equity requirements under the Mississippi HMO regulations and $200,000 to service an annual debt installment related to the acquisition of the HMO license. The Company will utilize approximately $200,000 within the next two fiscal quarters to furnish and move to the new office building in Cookeville, Tennessee. In addition, the Company plans to enter into an operating lease agreement to purchase approximately $250,000 of furniture for the new office building. The Company will use $100,000 to $250,000 of cash resources during the next fiscal quarter to fund anticipated operating losses for the quarter.

The Company has available a working capital line of a $1,000,000, (maximum principal) credit facility with American National Bank and Trust Company of Chicago. The facility has an initial maturity date of October 31, 1997, which has been extended to January 31, 1998. The credit facility is secured by a pledge of the Company's Quality Management Program and quality assurance/utilization review accounts receivables. These receivables are obligations of the hospital-clients to the Company of insurance company and self-insured employer clients of Hughes, and are not Medicare or Medicaid receivable accounts. The Company plans to renew the line of credit facility with an increased principal amount of $1,500,000 and will include as additional collateral the premium receivable accounts of the health plan.

Outlook: The Company believes the net proceeds from the initial public offering in February, 1997, together with its existing cash resources and available credit facilities, will be sufficient to meet the Company's anticipated acquisition, expansion, and working capital needs for the next eighteen months. The Company, however, may raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions to fund future expansion of its business either before or after the end of the eighteen month period. There can be no assurance that acceptable financing for future transactions can be obtained.

PART II

Item 1:  Legal Proceedings

In August 1997, the Company filed suit in the Circuit Court for Putnam County, Tennessee, for damages and injunctive relief against a former employee of the Company, Mr. Dallas Riley and his company, Medical Business Associates, LLC, alleging that he and his company misappropriated the company's trade secrets and marketing materials. No answer to the complaint has been filed and discovery has not commenced.

The Company's former general counsel, and secretary, Robert D. Arkin, a member of the Georgia State Bar, filed suit against the Company, its chairman, president and chief executive officer, David N. Birman, M.D., and its executive vice president and director, Sue D. Birman, in United States District Court for the Northern District of Georgia, Atlanta Division, on May 8, 1997. Dr. Birman and Mrs. Birman were dismissed from the complaints shortly after it was served. The complaint alleges breach by the Company of a written employment agreement drafted by Arkin while he was an attorney for the company, which was executed by the Company. On March 5, 1997, he was terminated by the Company for reasons the Company believes constituted good cause. By his complaint, Arkin seeks all of his future unearned compensation under the agreement, which calls for payments to him of $206,250 per year for five years (plus annual CPI adjustments), plus one additional year's salary if the contract is not renewed - a total of over $1,230,000. In addition, Arkin asserts he is entitled to his bonus compensation under the Company's executive bonus plan, which would be approximately $85,000 through the date of his termination, and immediate vesting of options granted to him under the company's 1995 Stock Option Plan to acquire 194,504 shares of common stock of the Company for an exercise price of $1.37 per share (which are in addition to 97,252 shares which have otherwise vested). He also alleges various causes of action related to the facts giving rise to his termination. Arkin's complaint also contains numerous other disclosures and allegations which the Company believes are irrelevant to the complaint and are protected by the Company's attorney/client privilege, which disclosure is in violation of the Standards of Conduct of the Georgia State Bar. The United States District Court for Northern District of Georgia granted the company's motion to place the litigation under seal, agreeing with the Company that Mr. Arkin's complaint disclosed matters which appear to be covered by the attorney/client privilege.

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

The Company believes that the employment agreement is not enforceable against the Company and it further believes it has the right to rescind the grant of stock options to Arkin, including the options to acquire 97,252 shares which have otherwise vested. In connection with the drafting, negotiation and execution of the employment agreement, the executive bonus plan and the stock options agreement, Arkin acted as sole counsel to the Company as well as to himself. At no time did he disclose to the Company the conflicts of interest inherent in the transactions. He further failed to fully advise the Company of its right to obtain independent representation with respect to those transactions. Such disclosure and advice are required by the Standards of Conduct of the Georgia State Bar. The company also believes he failed to provide the company with an accurate employment history prior to becoming employed by the company. Even if the agreements are deemed enforceable, the Company believes that Arkin was terminated "for cause," which terminates any right he would otherwise have to additional compensation or vesting of stock options.


Item 5:  Other information

On November 11, 1997, the Company, through its Birman & Associates, Inc., subsidiary, and Government Management Systems, Inc., ("GMS"), signed a contract under which GMS, whose principal is Richard P. Kusserow, former Inspector General of the Department of Health & Human Services, will serve as a subcontractor to the Company for certain regulatory compliance services. The Company will manage all recruitment and business aspects of relationships originated by the Company and for which GMS is called upon to render services.

Outlook: The Company expects this new relationship with Mr. Kusserow to confirm and enhance the Company's position in the field of health care regulatory compliance assurance services.

Item 6:  Exhibits and Reports on Form 8-K

      (a)  Exhibits

               *3.1         Certificate of Incorporation of Birman Managed Care, Inc.
               *3.2         By-laws of Birman Managed Care, Inc.
               *3.3         Certificate of Merger dated September 9, 1996 by and between Birman
                            Managed Care, Inc. --- Delaware and Birman Managed Care, Inc.
               *4.1         Reference is made to Exhibits 3.1 through 3.3.
              *10.1         Employment Agreement by and between Birman Managed Care, Inc. and
                            David N. Birman, M.D. entered into on March 1, 1996.
              *10.2         Employment Agreement by and between Birman Managed Care, Inc. and
                            Sue D. Birman entered into on March 1. 1996.
              *10.3         Employment Agreement by and between Birman Managed Care, Inc. and
                            Robert D. Arkin entered into on March 1, 1996; Amendment No. 1 by and between Birman Managed Care, Inc. and Robert D. Arkin entered into on
                            March 1, 1996.
              *10.4         Employment Agreement by and between Birman Managed Care, Inc.,
                            BMC Health Plans, Inc. and Vincent W. Wong entered into on March 1, 1996.
              *10.5         Employment Agreement by and between Birman Managed Care, Inc. and
                            Douglas A. Lessard entered into on March 1, 1996; Amendment No. 1 by and between Birman Managed Care, Inc. and Douglas A. Lessard entered into on March  1, 1996; Amendment No. 2. by and between Birman
                            Managed Care, Inc. and Douglas A. Lessard entered into on September 1,
                            1996.
              *10.6         Employment Agreement by and between Birman Managed Care, Inc. and
                            Mark C. Wade entered into on July 1, 1995; Amendment No. 1 by and between Birman Managed Care, Inc., BMC Health Plans, Inc. and Mark C.
                            Wade entered into on October 30, 1995; Amendment No. 2 by and between Birman Managed Care, Inc. and Mark C. Wade entered into on
                            September 1, 1996.
              *10.9         Consulting Agreement by and between Richard M. Ross, RRCG, L.L.C., and Birman Managed Care, Inc. entered into as of September 1, 1996.
              *10.10        1995 Stock Option Plan for Birman Managed Care, Inc. dated October 31,
                            1995.
              *10.11        1996 Non-Employee Directors' Non-Qualified Stock Option Plan of
                            Birman Managed Care, Inc.
              *10.12        Stock Purchase Agreement by and between Birman Managed Care, Inc.,
                            Canton Management Group, Inc. and Wesley Prater, M.D., Larry
                            Cooper, M.D., Kelvin Ramsey, M.D., L.C. Tennin, M.D., Louis Sadler, M.D., James
                            Goodman, Ph.D., Vic Caracci, Michael T. Caracci, Robert T. Teague, M.S.W.,
                            Vincent Caracci, Charlie Hill, Harold Wheeler, M.D., Stephanie Tucker, Winifred
                            Fulgham and Joyce Johnson entered into on September 6, 1996.
              *10.13        Promissory Note by David N. Birman, M.D. and payable to the Company.
              *10.14        Loan and Security Agreement dated August 21, 1996 by and between
                            American National Bank and Trust Company of Chicago and Birman
                            & Associates, Inc.
              *10.15        Loan and Security Agreement dated August 21, 1996 by and
                            between Hughes & Associates, Inc.
              *10.17        Form of Indemnification Agreement for Birman Managed Care, Inc.
              *10.18        Executive Bonus Plan.
              *10.19        Agreement by and between National Benefit Resources, Inc. and
                            Birman Managed Care, Inc. entered into on April 16, 1996.

              *10.20        Agreement dated September 17, 1996 by and between Birman Managed
                            Care, Inc. and Community Medical Center.
              *10.21        Form of Escrow Agreement.
              *10.22        Lease dated December 2, 1996 between Arc Builders, LLC and Birman
                            Managed Care, Inc.
              *10.23        Form of Consulting Agreement between Birman Managed Care, Inc. and
                            Royce Investment Group, Inc.
              *10.24        Form of Merger and Acquisition Agreement between Birman Managed
                            Care, Inc. and Royce Investment Group, Inc.
             **10.25        Employment Agreement by and between Birman Managed Care, Inc.
                            and Samuel S. Patterson.
             **10.26        Employment Agreement by and between Birman Managed Care, Inc.
                            and Jeffrey L. Drake.
               11.1         Statement of Computation of Earnings Per Share for the three months ended
                            September 30, 1997.
               27.1         Financial Data Schedule.

(b)   Reports on Form 8-K

      No reports on Form 8-K were required to be filed by the Company during the three months ended September 30, 1997.

      --------------------

  * Incorporated by Reference from the Company's Registration Statement on Form SB-2 (No. 333-111957).
 ** Incorporated by Reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BIRMAN MANAGED CARE, INC



November 12, 1997                      /s/  DAVID N. BIRMAN
                                       ---------------------------------------
                                       David N. Birman
                                       Chairman of the Board, President and
                                       Chief Executive Officer


November 12, 1997                      /s/ DOUGLAS A. LESSARD
                                       ----------------------------------------
                                       Douglas A. Lessard
                                       Vice President, Treasure and Chief
                                       Financial Officer
                                       (Principal Accounting Officer)