Form 10QSB
period 1997-12-31
BIRMAN MANAGED CARE INC
filed 1998-02-17
CIK 1009822

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333--11957

                            BIRMAN MANAGED CARE, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                     62-1584092
(State or other jurisdiction of              (IRS Employer
incorporation or organization                Identification No.)

                             1025 Highway 111 South
                           Cookeville, Tennessee 38501

                                 (931) 372-7800
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding as of February 16, 1998     8,756,254

                            BIRMAN MANAGED CARE, INC.

                                   FORM 10-QSB

                                      INDEX



Part I.           FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements and Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.          OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



EXHIBITS

         EX-11.1  Statement of Earnings per Share

         EX-27.1  Financial Data Schedule

PART I.           FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                (UNAUDITED)
                                                                December 31,       June 30,
                                                                    1997             1997
                                                                -----------      -----------
                                     ASSETS
Current Assets:

Cash and cash equivalents                                       $ 6,729,150      $ 8,515,572

Accounts receivable, net of allowance for
  doubtful accounts of $68,366                                    1,088,341        1,592,741
Prepaid expenses and other                                          130,413           95,980
Deferred tax asset                                                  512,000           14,800
Income taxes receivable                                             404,378               --
Note receivable - related party                                      16,034               --
                                                                -----------      -----------
        Total Current Assets                                      8,880,316       10,219,093

Property and equipment, net of accumulated depreciation           1,117,830          584,248
Goodwill                                                          1,208,320        1,226,566
Other                                                               573,995          486,948
Restricted certificates of deposit                                  500,000          500,000
                                                                -----------      -----------

        Total Assets                                            $12,280,461      $13,016,855
                                                                ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of notes payable                                $   200,000      $   207,600
Current portion of capital lease obligations                             --              419
Accounts payable                                                    550,680          263,351
Accrued expenses                                                    139,212           19,753
Accrued executive bonuses                                                --          116,341
Income taxes payable                                                     --          208,587
Deferred revenue                                                     16,572               --
                                                                -----------      -----------
        Total Current Liabilities                                   906,464          816,051
Note payable, less current portion                                  600,000          605,700
Deferred income taxes payable                                        73,600           92,775
                                                                -----------      -----------
        Total Liabilities                                         1,580,064        1,514,526
                                                                -----------      -----------
Minority interest                                                   153,920          201,085
                                                                -----------      -----------

Commitments and Contingencies (Note 8)                                   --               --
Stockholders' Equity:
Preferred stock, $.001 par value, 5,000,000
   shares authorized, none issued or outstanding                         --               --
Common stock, $.001 par value, 15,000,000 shares
   authorized, 8,756,254 issued and outstanding                       8,756            8,756
Additional paid-in capital                                        9,715,071        9,715,071
Retained earnings                                                   822,650        1,577,417
                                                                -----------      -----------
Total Stockholders' Equity                                       10,546,477       11,301,244
                                                                -----------      -----------

   Total Liabilities and Stockholders' Equity                   $12,280,461      $13,016,855
                                                                ===========      ===========


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              (UNAUDITED)                           (UNAUDITED)
                                                          Three Months ended                     Six Months ended
                                                              December 31,                          December 31,
                                                     -----------------------------       -----------------------------
                                                        1997               1996             1997               1996
                                                     -----------       -----------       -----------       -----------
Consulting and health plan revenues                  $ 2,617,175       $ 2,724,144       $ 5,465,884       $ 5,096,281
Cost of revenue                                        1,360,924         1,000,865         2,542,363         1,889,381
                                                     -----------       -----------       -----------       -----------
Gross profit                                           1,256,251         1,723,279         2,923,521         3,206,900
Selling, General and administrative expenses           2,426,544         1,470,035         4,431,474         2,639,154
                                                     -----------       -----------       -----------       -----------
Income (loss) from operations                         (1,170,293)          253,244        (1,507,953)          567,746
                                                     -----------       -----------       -----------       -----------
Other income (expense):
   Interest income                                       100,005            25,629           218,488            63,967
   Interest expense                                      (11,235)           (3,101)          (15,009)           (3,348)
   Loss on disposal of assets                             (4,505)               --            (4,355)               --
   Other income                                            3,369                --             4,265                --
                                                     -----------       -----------       -----------       -----------
                                                          87,634            22,528           203,389            60,619

Minority interest                                         43,772                --            47,165                --
                                                     -----------       -----------       -----------       -----------

Income (loss) before provision for income taxes       (1,038,887)          275,772        (1,257,399)          628,365

Provision for income tax (expense) benefit               408,421          (144,383)          502,632          (255,785)
                                                     -----------       -----------       -----------       -----------

Net Income (Loss)                                    $  (630,466)      $   131,389       $  (754,767)      $   372,580
                                                     ===========       ===========       ===========       ===========


Per share data:

Basic Earnings (loss) per common share (Note 3)      $      (.08)      $       .02       $      (.09)      $       .06
                                                     ===========       ===========       ===========       ===========


Basic weighted average common stock shares
   outstanding (Note 3)                                8,089,588         5,931,082         8,089,588         5,931,082
                                                     ===========       ===========       ===========       ===========

Earnings per common share - assuming dilution
   (Note 3)                                          $      (.08)      $       .02       $      (.09)      $       .05
                                                     ===========       ===========       ===========       ===========

Weighted average common stock shares
   outstanding, assuming dilution (Note 3)             8,089,588         7,703,517         8,089,588         7,703,517
                                                     ===========       ===========       ===========       ===========



The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                             Additional                          Total
                                Preferred    Common           Stock           Paid-In          Retained       Stockholders'
                                  Stock      Shares          Amount $         Capital          Earnings          Equity
                                --------- ------------     ------------     ------------     ------------     ------------
Balance at June 30, 1996            --       6,931,082     $      6,931     $  1,780,612     $  1,401,436     $  3,188,979

Stock sales                         --       2,000,000            2,000        7,546,697               --        7,548,697

Stock retired in payment of debt    --        (174,800)            (175)        (803,903)              --         (804,078)

Retirement of fractional shares     --             (28)              --               --               --               --

Stock released                      --              --               --        1,191,665               --        1,191,665

Net income                          --              --               --               --          175,981          175,981
                                   ---    ------------     ------------     ------------     ------------     ------------

Balance at June 30, 1997            --       8,756,254            8,756        9,715,071        1,577,417       11,301,244

Net loss (Unaudited)                --              --               --               --         (754,767)        (754,767)
                                   ---    ------------     ------------     ------------     ------------     ------------

Balance at December 31, 1997
  (Unaudited)                       --       8,756,254     $      8,756     $  9,715,071     $    822,650     $ 10,546,477
                                   ===    ============     ============     ============     ============     ============



The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    (UNAUDITED)
                                                                  Six Months Ended
                                                                    December 31,
                                                                1997            1996
                                                            -----------     -----------
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:

Net income (loss)                                           $  (754,767)    $   372,580
                                                            -----------     -----------

Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
    Depreciation and amortization                               113,921          57,519
    Loss (gain) on disposal of assets                             4,355         (32,756)
    Loss (gain) attributed to minority interest                 (47,165)             --
    Changes in Assets and Liabilities:
      Accounts receivable                                       504,400        (272,828)
      Prepaid expenses and other                                (34,433)        (61,500)
      Deferred tax asset                                       (497,200)             --
      Income taxes receivable                                  (404,378)             --
      Other assets                                              (91,600)        (85,402)
      Accounts payable                                          287,329         526,063
      Accrued expenses                                          119,459         123,525
      Accrued executive bonuses                                (116,341)             --
      Income taxes payable                                     (208,587)       (551,315)
      Deferred revenue                                           16,572              --
      Deferred income tax payable                               (19,175)             --
                                                            -----------     -----------
                                                               (372,843)       (296,694)
                                                            -----------     -----------

        Net cash provided (used) by operating activities     (1,127,610)         75,886
                                                            -----------     -----------

Cash flows from investing activities:
   Purchase of property and equipment                          (629,209)       (315,608)
   Collection of note receivable - related parties                  900           9,000
   Advances for note receivable - related parties               (16,934)       (141,232)
   Proceeds from sale of assets                                     150              --
                                                            -----------     -----------

        Net cash used in investing activities                  (645,093)       (447,840)
                                                            -----------     -----------

Cash flows from financing activities:
   Deferred offering costs                                           --        (653,165)
   Payments on debt                                             (13,719)         (2,710)
                                                            -----------     -----------

        Net cash used by financing activities                   (13,719)       (655,875)
                                                            -----------     -----------

Net decrease in cash and cash equivalents                    (1,786,422)     (1,027,829)

Cash and cash equivalents at beginning of period              8,515,572       1,872,343
                                                            -----------     -----------

Cash and cash equivalents at end of period                  $ 6,729,150     $   844,514
                                                            ===========     ===========


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation:

        The accompanying condensed consolidated financial statements of Birman Managed Care, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented, have been included. Operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. These interim financial statements should be read in conjunction with the financial statements and notes contained therein, included in the Company's Form 10-KSB for the year ended June 30, 1997.

        The Company was organized in 1994 to serve as the holding Company of Birman & Associates, Inc., and BMC Health Plans, Inc. On September 9, 1996, the Company was reincorporated in Delaware by means of a merger in which shareholders of the Company received 72.939 shares of Common Stock for each 100 shares of Common Stock then outstanding. This represents a change in legal entity, but not in the operations of the Company. The Company acquired a third subsidiary on June 14, 1996, through an asset purchase of Hughes & Associates, Inc. ("Hughes").

        On January 15, 1997, the Company acquired substantially all of the issued and outstanding shares of capital stock of Care3, Inc., a Mississippi corporation ("formerly Canton Management Group, Inc."), for $1,500,000, of which $700,000 was paid in cash and $800,000 was paid by the issuance of promissory notes payable in four equal annual installments of $200,000 each, plus interest at the rate of 2% per annum on the unpaid principal balance. Care3, Inc. currently is a 69% subsidiary of the Company. The Company may further reduce its ownership percentage of Care3, Inc. to 60% by allowing selected physicians to acquire shares of Care3, Inc. common stock. During the year ended June 30, 1997, the Company formed two new subsidiaries, TMMC, Inc. and MMMC, Inc. MMMC, Inc. is ninety percent owned by the Company.

2.      Nature of Operations:

        The Company is a health care consulting and management company dedicated to improving the quality, controlling the cost, and enhancing the efficiency of the management and delivery of health care services by focusing on the physician as the most important factor in the health care system. In pursuing these goals, the Company currently provides its proprietary "Quality Management Program" to hospitals and their attending physicians. In addition, the Company is developing and will operate various managed care programs in association with physician networks, hospitals, and other health care providers based upon its fundamental belief in the importance of the physician-patient relationship. As part of its managed care business, the Company organizes physicians into independent practice associations, or networks, that will provide services to the Company's health plan, as well as other health plans. The Company also operates, through its Care3, Inc. subsidiary, a health plan in the State of Mississippi and may pursue licenses in other states. The Company concentrates its efforts on rural communities, particularly in the south-central and southeast United States, with an initial focus on managed care in Mississippi where it believes that the development of health care management systems and managed care programs has lagged behind other areas of the country.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.      Basic Earnings Per Common Share:

        Basic earnings per share are based upon the weighted average number of shares outstanding for each of the respective periods. All weighted average shares outstanding give retroactive effect to the 1,000 for 1 stock split in October, 1995, and the 72.939 for 100 exchange of shares of Common Stock in connection with the reincorporation of the Company in Delaware in September, 1996. The Company completed an initial public offering of its Common Stock on February 19, 1997. Pursuant to Securities and Exchange Commission rules, shares of Common Stock issued for consideration below the anticipated offering price per share during the 12-month period prior to filing of the registration statement have been included in the calculation of common share equivalent shares as if they had been outstanding for all periods presented. In addition, shares of Common Stock that are subject to options and warrants having exercise prices that are below the current trading price per share, whether or not exercisable, have been included in the earnings per share calculation, assuming dilution, using the treasury stock method. After completion of the public offering, 1,000,000 shares of common stock were placed in escrow by David N. Birman, M.D. , of which 666,666 still remain in escrow. These escrow shares are common stock equivalents and included in the calculation of weighted average common stock shares assuming dilution.

        The following data reflects the amount used in computing earnings per share for the quarter ended December 31, 1997, and the effect on income and the weighted average number of shares of dilutive potential of common stock:


                                             Three Months Ended    Three Months Ended     Six Months Ended      Six Months Ended
                                                December 31,          December 31,          December 31,          December 31,
                                                    1997                  1996                  1997                  1996
                                                -----------           -----------           -----------           -----------
Net Income available to common
    stockholders used in basic EPS              $  (630,466)          $   131,389           $  (754,767)          $   372,580

Basic earnings (loss) Per Share:

Weighted average of common shares
    outstanding                                   8,089,588             5,931,082             8,089,588             5,931,082
                                                ===========           ===========           ===========           ===========

Basic earnings (loss) Per Share                 $      (.08)          $       .02           $      (.09)          $       .06
                                                ===========           ===========           ===========           ===========

Earnings Per Share Assuming Dilution:

Common stock equivalents
   Options and warrants granted and
       unexercised                                       --             1,076,371                    --             1,076,371
   Escrow shares                                         --             1,000,000                    --             1,000,000
   Assumed buyback of options                            --              (303,936)                   --              (303,936)
                                                -----------           -----------           -----------           -----------
                                                         --             1,772,435                    --             1,772,435
   Weighted average of common shares
        outstanding                               8,089,588             5,931,082             8,089,588             5,931,082
                                                -----------           -----------           -----------           -----------
   Weighted average common shares
        outstanding, assuming dilution            8,089,588             7,703,517             8,089,588             7,703,517
                                                ===========           ===========           ===========           ===========

Earnings Per Share Assuming Dilution            $      (.08)          $       .02           $      (.09)          $       .05
                                                ===========           ===========           ===========           ===========

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

        On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997. The Company has adopted this accounting standard for its earnings per share computations.

        Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

        Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect on its financial position or results of operations.

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

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.      Line of Credit:

        In August, 1996, the Company arranged a $1,500,000 maximum principal amount working capital revolving line of credit facility ("facility") with American National Bank and Trust Company of Chicago. The facility has a maturity date of October 31, 1998. The facility provides for the accrual of interest at a floating annual rate equal to the lender's prime rate on the unpaid principal balance. The facility is secured by a pledge of the Company's Quality Management Program, utilization review , and health plan premium accounts receivable. These accounts receivable are obligations of the hospital clients to the Company , employer clients of Hughes, and employer clients of Care3, Inc. and are not Medicare or Medicaid receivable accounts. Under the terms of the facility, the Company can borrow up to the lesser of: (i) $1,500,000, or
        (ii) the maximum facility minus any letter of credit obligations, or
        (iii) the "Borrowing Base", (i.e., up to 75% of the face amount of all then existing eligible receivables), minus any letter of credit obligations. At December 31, 1997, there was a zero balance on the line of credit.

6.      Significant Customer:

        The Company has provided Quality Management Program services to various hospitals owned and/or managed by Quorum Health Care, Inc. ("Quorum") since 1991. Hospitals owned and/or managed by Quorum represented approximately 21% and 28% of the Company's Quality Management Program revenues for the three months ended December 31, 1997 and 1996, respectively, and approximately 21% and 26% for the six months ended December 31, 1997 and 1996, respectively.

        The Company also provided Quality Management Program services for two hospitals owned by St. Barnabas Health System, which represents approximately 27% and 9% of the Company's Quality Management Program revenues for the three months ended December 31, 1997 and 1996 respectively and approximately 26% and 5% for the six months ended December 31, 1997 and 1996 respectively. St. Barnabas has elected to end the current contracts effective December 31, 1997 in accordance with their terms.


7.      Commitments and Contingencies:

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

        On December 11, 1997, the Company and Robert D. Arkin entered into a written Settlement Agreement and Mutual Release by which all parties released the others on certain terms and conditions. The Company will pay Arkin nothing in respect of his contract claims. Arkin will retain and exercise previously-vested options to acquire 97,252 shares of the Company's common stock for a price of $1.37 per share. The shares remain subject to a previously existing "lock-up agreement" prohibiting their unrestricted transfer until December 12, 1998. Arkin's previously unvested award of options to acquire 184,505 shares of the Company's common stock is canceled. Since December 11, 1997, Arkin and the Company have made efforts to sell the shares (which remain restricted and locked-up). On February 12, 1998, the Company committed to pay Mr. Arkin $291,756 if the Company does not locate a buyer who purchases the stock within ninety (90) days in return for Mr. Arkin's rights to the stock. The Company further agreed to place these funds in escrow. If a buyer for the stock cannot be found within that period, Mr. Arkin will be paid the escrowed amount which will be a charge against pretax earnings during the third fiscal quarter. The amount would thereupon be classified as compensation or settlement expense in accordance with APB Opinion No. 25.

8.      Legal Proceedings

        On November 2, 1995, Dallas Riley, Jr., a former employee of Birman & Associates, Inc., filed a lawsuit against Birman & Associates, Inc., David N. Birman, M.D., and Liberty Mutual Insurance Company in the Circuit Court of Putnam County, Tennessee seeking permanent disability benefits under the Tennessee Worker's Compensation statute or, alternatively, $500,000 in damages for personal injury sustained through the alleged negligence of

BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        8.  Legal Proceedings (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth the results of operations and percentage of revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the periods indicated:

                                -------------------     -------------------     -------------------     -------------------
                                     (Unaudited)             (Unaudited)            (Unaudited)              (Unaudited)
                                 THREE MONTHS ENDED      THREE MONTHS ENDED      SIX MONTHS ENDED         SIX MONTHS ENDED
                                 DECEMBER 31, 1997       DECEMBER 31, 1996       DECEMBER 31, 1997       DECEMBER 31, 1996
                                -------------------     -------------------     -------------------     -------------------
Revenue                         $ 2,617,175     100%    $ 2,724,144     100%    $ 5,465,884     100%    $ 5,096,281     100%

Cost of revenue                   1,360,924      52%      1,000,865      37%      2,542,363      47%      1,889,381      37%
                                -----------    ----     -----------    ----     -----------    ----     -----------    ----
Gross Profit                      1,256,251      48%      1,723,279      63%      2,923,521      53%      3,206,900      63%

SG&A Expenses                     2,426,544      93%      1,470,035      54%      4,431,474      81%      2,639,154      52%
                                -----------    ----     -----------    ----     -----------    ----     -----------    ----
Income (loss) from operations    (1,170,293)    (45)%       253,244       9%     (1,507,953)    (28)%       567,746      11%
    Interest income                 100,005       4%         25,629       1%        218,488       4%         63,967       1%
    Interest expense                (11,235)     --%         (3,101)     --%        (15,009)       %         (3,348)     --
    Gain (loss) on Sale              (4,505)     --%             --      --%         (4,355)       %             --      --
    Other income                      3,369      --%             --      --%          4,266        %             --      --
    Minority interest                43,772       2%             --      --%         47,165       1%             --      --
                                -----------    ----     -----------    ----     -----------    ----     -----------    ----
Income (loss) before
    income taxes                 (1,038,887)    (39)%       275,772      10%     (1,257,399)    (23)%       628,365      12%

Income tax (exp.)
    benefit                         408,421      16%       (144,383)     (5)%       502,632       9%       (255,785)     (5)%
                                -----------    ----     -----------    ----     -----------    ----     -----------    ----
Net income (loss)               $  (630,466)    (23)%   $   131,389       5%    $  (754,767)    (14)%   $   372,580       7%
                                ===========    ====     ===========    ====     ===========    ====     ===========    ====


FORWARD LOOKING STATEMENTS:

Certain statements contained in this section of the report, including those under "Outlook" and "Financial Conditions" are "forward-looking". While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry, and future trends and results cannot be predicted with certainty. In particular:

The Company operates within a highly regulated industry, health care, which is now the subject of expanded federal regulatory enforcement efforts. Although the Company believes it is in full compliance with all applicable statutes, regulations and administrative and court decisions, this area of the law is evolving rapidly. There can be no assurance that such laws or decisions will not in the future materially adversely affect the Company and its business.

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

Approximately 22% of the Quality Management Program (QMP) business revenue for the last two fiscal quarters has been from hospitals owned or managed by Quorum. Those hospitals contract individually with the Company and there is no "system wide" agreement with those hospital groups. Serious difficulties with any hospital could adversely affect the Company's relations with other hospitals in those groups, however positive relations could result in additional business for the Company.

Approximately 26% of the QMP business revenue for the last two fiscal quarters has been from contracts with two St. Barnabas Health Care System hospitals. These contracts ended in accordance with their terms on December 31, 1997. The termination of these two contracts will have an adverse effect on gross revenue and earnings for the next fiscal quarter and until new business is secured to replace this revenue.


QUARTER ENDED AND SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH QUARTER ENDED AND SIX MONTHS ENDED DECEMBER 31, 1996:

REVENUE:

General


For the quarter ended December 31,1997, consolidated revenue decreased by 4% to approximately $2,617,000, from approximately $2,724,000 in the comparable period of the prior year. In addition, revenue for the last two consecutive quarters has decreased by 8%.

For the six months ended December 31, 1997, revenue increased by 7% to approximately $5,466,000, from approximately $5,096,000 in the comparable period of the prior year.

Quality Management Program (QMP)

The Quality Management Program (QMP) experienced a 20% decrease in revenue to approximately $ 2,089,000 for the quarter ended December 31, 1997, from approximately $2,596,000 in the comparable period of the prior year. For the six months ended December 31, 1997 the QMP business experienced a 4% decrease in revenue to approximately $ 4,638,000 from approximately $4,811,000 in the comparable period of the prior year. The Company has not started a new hospital account since August 1997. Although the number of hospital-clients on contract has decreased to 22 as of December 31, 1997 from 32 in the prior year, the average size of the hospital-client has increased.

Period to period changes in the QMP business is measured by "per discharge" revenue. In addition to a decrease in total revenue from the QMP business, the Company has experienced a decline in "per discharge" revenue recognized from its consulting services. This decline in "per discharge" revenue is a result of the shift from "results-oriented" compensation contracts to fixed fee compensation contracts.

Outlook: Until recently, the Company experienced rapid growth in its QMP business which it sustained through most of the fiscal year ended June 30, 1997. In the last two fiscal quarters, the decrease in revenue was due to a delay in closing new business caused by a marketing strategy change to increase emphasis of the regulatory compliance assurance benefit of the QMP product, along with the lead time necessary to effectively train a new marketing and sales team. During the first quarter, the impact of heightened government regulatory enforcement against the health care industry in general created a climate of hesitation among the Company's potential hospital clients and has continued into the second quarter. As a consequence, the Company has not started a new hospital account since August, 1997.

The Company now believes that the current government regulatory climate has created an opportunity for our services and during the second quarter announced several new product offerings which are designed to position the Company for increased business. These products include the Company's new Physician Evaluation and Management Product (PEM) which utilizes the QMP technologies in the private practice setting. In addition, the Company has formed an alliance with Government Management Services (GMS) to develop a product which brings together the administrative and the clinical side of compliance into one combined product called COMPASS. The Company has also taken the hospital QMP product and divided it into incremental services to provide prospective customers with a wider choice of QMP services with varying pricing arrangements while preserving margins desired by the Company. There can be no assurance given as to the ultimate success of these new products. In addition, there can be no assurance as to the ultimate decline in "per discharge" revenues resulting from the shift from "results-oriented" compensation to fixed fee compensation Competitive and regulatory pressures may cause still further declines in these revenues.

Significant Customer - Quality Management Program

The Company's contracts with two St. Barnabas Health Care System hospitals, Community Medical Center, Toms River, New Jersey and Kimball Medical Center, Lakewood, New Jersey, were responsible for approximately 27% of the QMP business revenues for the three months ended December 31, 1997 and 26% for the six months ended December 31, 1997. St. Barnabas elected to end the current contracts in accordance with their terms effective December 31, 1997.

Outlook: The termination of the two St. Barnabas Health Care System hospital contracts will have an adverse effect on gross revenue and earnings during the next fiscal quarter and until the Company replaces this business with new contracts.

Health Plan Revenue

The Company's Health Plan in Gulfport, Mississippi began operations in March 1997 and therefore, had no revenue in the comparable period of the prior year. The health plan revenue grew to approximately $336,000 for the quarter ended December 31, 1997. For the six months ended December 31, 1997, the health plan revenue was $445,000

Period to period changes in the volume of the health plan business of the Company is measured in aggregate "member months". A "member month" is equivalent to one member for which the HMO recognized premium revenue for one month. The aggregate health plan "member months" of Care3, Inc. was 3,235 "member months" for the three months ended December 31, 1997 and 4,325 "member months" for the six months ended December 31, 1997.

Outlook: The Care3, Inc. health plan will experience significant growth in the next fiscal quarter and has grown to 27 groups and 2,293 members as of January 1, 1998 from 174 members as of June 30, 1997. The Company has enrolled a substantial number of members from the casino gaming industry - an industry known for relatively high medical claims experience. The Company has applied approved actuarial and underwriting standards to this member population for enrollment purposes. Like all enrolled groups to Care3, the Company will apply appropriate clinical case management standards through their Hughes & Associates utilization and case management subsidiary to assure clinical quality and cost management procedures are attained. The health plan is in the start-up stage and there can be no assurance that the health plan will achieve or maintain profitability in the future.

Hughes & Associates, Inc. Revenue

Revenue from the operations of Hughes and Associates, Inc., the Company's utilization review (UR) business in Mississippi, increased by 72%, to approximately $211,000 for the three months ended December 31, 1997, from approximately $123,000 in the comparable period of the prior year. For the six months ended December 31, 1997, the UR business increased by 42% to approximately $394,000 from approximately $278,000 in the comparable period of the prior year.

Outlook: The Company expects the UR business to continue to show growth in revenue and modest profits. The revenue and earnings from Hughes & Associates is not expected to contribute materially to consolidated revenue or earnings.

COST OF REVENUE:

The cost of revenue includes all costs directly associated with the operations of the QMP and UR business, including compensation of physicians and allied health specialists, consulting staff travel and lodging, and other direct costs. Also included in cost of revenue are medical claims for Care3, Inc., the health plan in Mississippi, including a reserve for claims incurred but not reported,

Cost of revenue for the Company increased by 36%, to approximately $1,361,000 for the three months ended December 31, 1997, from approximately $1,001,000 in the comparable period of the prior year. For the six months ended December 31, 1997, cost of revenue increased by 35% to approximately $2,542,000 from $1,889,000 in the comparable period of the prior year. This increase was due to the consolidation of the Company's health plan in Gulfport, Mississippi which began operations in March 1997 and reported medical claims expense of approximately $341,000 for the quarter and $426,000 for the six months ended December 31, 1997. The cost of revenue as a percentage of revenue increased to 52% for the three months ended December 31, 1997 from 37% for the comparable period of the prior year. For the six months ended December 31, 1997, cost of revenue as a percentage of revenue increased to 47% from 37% in the comparable period of the prior year. While the QMP and UR business direct costs continue at 40% to 50% of revenue, the consolidation of the Company's health plan has caused cost of revenue to increase.


Outlook: Cost of revenue will increase significantly as more medical claims are incurred for the Company's health plan in Mississippi due to membership growth. Cost of revenue as a percentage of the Company's total revenue is anticipated to continue to increase as the revenue from the health plan becomes a larger portion of the Company's total revenue.


GROSS MARGIN:

The Company's gross margin decreased to 48% for the quarter ended December 31, 1997 from 63% in the comparable period of the prior year. For the six months ended December 31, 1997, gross margin decreased to 53% from 63% in the comparable period of the prior year. The decrease was primarily due to the consolidation of the Company's new health plan in Mississippi.

While the QMP and UR businesses continue to operate with gross margins of 50% to 60%, the consolidation of the Company's health plan business has caused overall gross margins to decrease.


Outlook: The QMP and UR businesses are anticipated to produce gross profit margins of 50% to 60% of revenue in the near term. The Company expects the health plan in Gulfport, Mississippi to produce gross profit margins of 12% to 18% of premium revenue, which is typical for the industry. Gross margin percentages on a consolidated basis will therefore continue to decrease as the revenue from the health plan becomes a larger portion of total revenue. The health plan gross profit margins as a percentage of premium revenue will never equal the margin percentages experienced from the Company's other business.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expense increased by 65%, to approximately $ 2,427,000 for the current quarter, from approximately $1,470,000 in the comparable quarter of the prior year. For the six months ended December 31, 1997, selling, general and administrative expense increased by 68%, to approximately $ 4,431,000 from approximately $2,639,000 in the comparable period of the prior year.

The increase in selling, general and administrative expense for the quarter and six months ended December 31, 1997 was primarily attributable to the following items:

                                                                             QUARTER ENDED       SIX MONTHS ENDED
    INCREASES IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSE               DECEMBER 31, 1997    DECEMBER 31, 1997
Salaries, benefit and relocation expense related to the expansion of           $ 362,000           $ 631,000
   the management team, additional marketing executives for the QMP and UR business  and other administrative support personnel

A decrease in executive bonus expense due to the net operating loss             (116,000)           (124,000)
    incurred by the Company
An increase in legal and professional fees related to  regulatory and            208,000             425,000
    compliance advice and on-going litigation
Expenses incurred as a new publicly held company for public                      162,000             303,000
    reporting, directors expense, and D&O liability insurance
Overhead related to the new health plan in Gulfport Mississippi                  186,000             349,000
An increase in travel costs related to the increased marketing and               150,000             171,000
    business activity

Outlook: The Company anticipates that selling, general and administrative expense will continue at the current level through the next fiscal quarter. Legal expense is anticipated to decrease due to the settlement of the Arkin litigation during the second quarter. As a percentage of revenue the Company expects a decrease in future quarters as revenue is realized from the health plan and other business development.

INTEREST INCOME AND EXPENSE:

Interest income increased to approximately $100,000 for the quarter ended December 31, 1997 from approximately $26,000 in the comparable period of the prior year. For the six months ended December 31, 1997, interest income increased to approximately $ 219,000 from approximately $64,000 in the comparable period of the prior year. This increase was attributable to interest earned on the increased balance of cash deposits held primarily in money market and other short-term investment accounts.

Interest expense increased to approximately $11,000, for the quarter ended December 31, 1997 from approximately $3,000. For the six months ended December 31, 1997, interest expense increased to approximately $15,000 from approximately $3,000. This increase was due to the accrual of interest on a note payable for the acquisition of the Mississippi HMO license in January 1997.

NET INCOME:

For the three months ended December 31, 1997 the Company reported a net loss of ($630,466), as compared with net income of $131,389 in the comparable period of the prior year. For the six months ended December 31, 1997, the Company reported a net loss of ($754,767), as compared with net income of $372,580 in the comparable period of the prior year.

The decrease in net income both for the quarter and six months ended December 31, 1997 was primarily due to an increase in selling, general and administrative expense as a result of the staffing additions to the Company's management team to accommodate core business growth and new product development. Other factors attributable to the decrease in net income included expenses related to the startup of the Company's HMO in Mississippi, an increase in legal and professional fees, and expenses incurred as a new publicly held Company.

Outlook: Due to anticipated lower gross profit margins and increased selling, general and administrative expense, the Company expects operating losses of approximately $600,000 to $750,000 (exclusive of any charge to earnings related to the Arkin Settlement - See Legal Proceedings) for the next fiscal quarter. The Company anticipates that this situation will not continue into the fourth quarter as (i) revenue is realized from the investment made in additional marketing personnel (ii) the health plans approach profitability and (iii) additional revenue is realized from the QMP business as a result of the new QMP products and increased marketing initiatives.


LIQUIDITY AND CAPITAL RESOURCES:

During the six months ended December 31, 1997, the Company funded its operating and business development activities primarily through operating revenue and cash on deposit of approximately $1,128,000. The Company invested approximately $629,000 to furnish and improve the Company's new office building and used $16,000 to fund travel advances to employees. During the six months ended December 31, 1997, the Company repaid approximately $14,000 of debt and capital leases.

The Company will use $600,000 to $750,000 of cash resources during the next fiscal quarter to fund anticipated operating losses for the quarter. In addition the Company may use an additional $291,756 related to the Arkin Settlement - See legal proceedings.

The Company has available a working capital line of a $1,500,000 (maximum principal) credit facility with American National Bank and Trust Company of Chicago. The facility has a maturity date of October 31, 1998. The credit facility is secured by a pledge of the Company's Quality Management Program, utilization review and premium receivable accounts receivable. These accounts receivable are obligations of the hospital clients to the Company, employer clients of Hughes, and employer clients of Care3, Inc. and are not Medicare or Medicaid receivable accounts.

Outlook: The Company believes the net proceeds from the initial public offering in February, 1997, together with its existing cash resources and available credit facilities, will be sufficient to meet the Company's anticipated acquisition, expansion, and working capital needs for the next twelve months. The Company, however, may raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions to fund future expansion of its business either before or after the end of the twelve month period. There can be no assurance that acceptable financing for future transactions can be obtained.

PART II

Item 1: Legal Proceedings

MEDICAL BUSINESS ASSOCIATES, LLC LITIGATION: In August, 1997, the Company filed suit against Medical Business Associates, LLC and its principal, a former employee of the Company, for injunctive relief to prevent misappropriation of the Company's proprietary information and trade secrets. In December of 1997 the Company obtained assurances that the use by defendants of the Company's materials had ceased. The Company voluntarily dismissed the suite in January 1998.

ARKIN DISPUTE SETTLEMENT: On December 11, 1997, the Company and Robert D. Arkin entered into a written Settlement Agreement and Mutual Release by which all parties released the others on certain terms and conditions. The Company will pay Arkin nothing in respect of his contract claims. Arkin will retain and exercise previously vested options to acquire 97,272 shares of the Company's common stock for a price of $1.37 per share. The shares remain subject to a previously existing "lock-up agreement" prohibiting their unrestricted transfer until December 12, 1998. Arkin's previously unvested award of options to acquire 184,505 shares of the Company's common stock is canceled. Since December 11, 1997, Arkin and the Company have made efforts to sell the shares (which remain restricted and locked-up). On February 12, 1998, the Company committed to pay Mr. Arkin $291,756 if the Company does not locate a buyer who purchases the stock within ninety (90) days in return for Mr. Arkin's rights to the stock. The Company further agreed to place these funds in escrow. If a buyer for the stock cannot be found within that period, Mr. Arkin will be paid the escrowed amount which will be a charge against pretax earnings during the third fiscal quarter. The amount would thereupon be classified as compensation or settlement expense in accordance with APB Opinion No. 25.

OTHER LITIGATION: The Company is subject to no other litigation except for the suit described at Footnote 8 of the Financial Statements and a suit arising out of a child-support payment dispute between a sales executive of the Company and his former wife. The suit, entitled Charlotte Brown v. Birman Managed Care. In., et al., filed July 7, 1997 in the Circuit Court of Putnam County, Tennessee, alleges that the Company and its principal officers provided incorrect salary information to the former wife. Compensatory damages of $89,000 and punitive damages of $1,000,000 are sought. The Company believes there is no merit to the suit.


Item 5: Other Information


Change of Accountants

On February 6, 1998, the Company, with the approval of the Board of Directors and upon recommendation of the audit committee of the Board of Directors, advised BDO Seidman, LLP, that it was dismissing such accounting firm and was retaining the accounting firm of Deloitte & Touche, LLP, as independent public accountants for the Company and its subsidiaries for the remaining two fiscal quarters of the fiscal year ending June 30, 1998. The decision to retain Deloitte & Touche, LLP, was made because of that firm's closer proximity to the Company's headquarters in Cookeville, Tennessee and that firm's extensive experience in health care related industries. The dismissal and replacement was not motivated by any disagreements between the Company and BDO Seidman, LLP concerning any accounting matter. During the entire period of BDO Seidman, LLP's engagement with the Company, there were no disagreements on any matter relative to accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of BDO Seidman, LLP, would have resulted in a reference to the subject matters of the disagreement in connection with its report. The reports of BDO Seidman, LLP on the Company's financial statements have not contained an adverse opinion or a disclaimer of opinion, nor were the opinions qualified or modified as to uncertainty, audit scope, or accounting principles, nor were there any events of the type requiring disclosure under Item 304 (a) (1) (iv) of Regulation S-B of the Securities and Exchange Commission promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. During the two year period prior to February 6, 1998, the Company did not consult Deloitte & Touche, LLP concerning any matter or the type of opinion that might be rendered.

Item 6: Exhibits and Reports on Form 10-Q

        (a.)    Exhibits

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

                *3.3 Certificate of Merger dated September 9, 1996 by and between Birman Managed Care, Inc. --- Delaware and Birman Managed Care, Inc.

                *4.1    Reference is made to Exhibits 3.1 through 3.3.

                *10.1 Employment Agreement by and between Birman Managed Care, Inc. and David N. Birman, M.D. entered into on March 1, 1996.

                *10.2 Employment Agreement by and between Birman Managed Care, Inc. and Sue D. Birman entered into on March 1. 1996.

                *10.3 Employment Agreement by and between Birman Managed Care, Inc. and Robert Arkin entered into on March 1, 1996; Amendment No. 1 by and between Birman Managed Care, Inc. and Robert D. Arkin entered into on March 1, 1996.

                *10.4 Employment Agreement by and between Birman Managed Care, Inc., and BMC Health Plans, Inc. and Vincent W. Wong entered into on March 1, 1996.

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

                *10.9 Consulting Agreement by and between Richard M. Ross, RRCG, LLC, and Birman Managed Care, Inc. entered into as of September 1, 1996.

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

                *10.23 Form of Consulting Agreement between Birman Managed Care, Inc. and Royce Investment Group, Inc.

                *10.24 Form of Merger and Acquisition Agreement between Birman Managed Care, Inc. and Royce Investment Group, Inc.

                **10.25 Employment Agreement by and between Birman Managed Care,
                        Inc. and Samuel S. Patterson.

                **10.26 Employment Agreement by and between Birman Managed Care,
                        Inc. and Jeffrey L. Drake.

                11.1 Statement of Computation of Earnings Per Share for the three months ended December 31, 1997.

                16.1 Letter on Change in Certifying Accountant to be supplied upon receipt under Item 304(a)(3) of Regulation S-B.

                27.1    Financial Data Schedule.



(b.)    Reports on Form 8-K


        Form 8-K was filed by the Company on December 22,1997.


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


                                    BIRMAN MANAGED CARE, INC.


February 16, 1998                   /s/  DAVID N. BIRMAN
                                    ------------------------------------
                                    David N. Birman
                                    Chairman of the Board, President and
                                    Chief Executive Officer


February 16, 1998                   /s/ DOUGLAS A. LESSARD
                                    ------------------------------------
                                    Douglas A. Lessard
                                    Vice President, Treasure and Chief
                                    Financial Officer
                                    (Principal Accounting Officer)