Form 10QSB/A
period 1997-12-31
BIRMAN MANAGED CARE INC
filed 1998-02-24
CIK 1009822

                                 FORM 10-QSB-A

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

Number of shares outstanding as of February 23, 1998     8,756,254

Item 6: Exhibits and Reports on Form 10-Q-A

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

                *10.23 Form of Consulting Agreement between Birman Managed Care, Inc. and Royce Investment Group, Inc.

                *10.24 Form of Merger and Acquisition Agreement between Birman Managed Care, Inc. and Royce Investment Group, Inc.

                **10.25 Employment Agreement by and between Birman Managed Care,
                        Inc. and Samuel S. Patterson.

                **10.26 Employment Agreement by and between Birman Managed Care,
                        Inc. and Jeffrey L. Drake.

             ***11.1 Statement of Computation of Earnings Per Share for the three months ended December 31, 1997.

                16.1    Letter on Change in Certifying Accountant.

             ***27.1    Financial Data Schedule.



(b.)    Reports on Form 8-K


        Form 8-K was filed by the Company on December 22,1997.


        --------------------

  * Incorporated by Reference from the Company's Registration Statement on Form SB-2 (No. 333-111957).

 ** Incorporated by Reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

*** Incorporated by Reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1997.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BIRMAN MANAGED CARE, INC.


February 23, 1998                   /s/  DAVID N. BIRMAN
                                    ------------------------------------
                                    David N. Birman
                                    Chairman of the Board, President and
                                    Chief Executive Officer


February 23, 1998                   /s/ DOUGLAS A. LESSARD
                                    ------------------------------------
                                    Douglas A. Lessard
                                    Vice President, Treasure and Chief
                                    Financial Officer
                                    (Principal Accounting Officer)