Form 10QSB
period 1998-03-31
BIRMAN MANAGED CARE INC
filed 1998-05-15
CIK 1009822

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333--11957

                            BIRMAN MANAGED CARE, INC.
        (Exact name of small business issuer as specified in its charter)

Delaware                                                   62-1584092
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

                             1025 Highway 111 South
                           Cookeville, Tennessee 38501

                                 (931) 372-7800
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding as of May 1, 1998 =     8,756,254

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

EXHIBITS

         EX-27.1           Financial Data Schedule (for SEC use only)

PART I.

ITEM 1.           FINANCIAL STATEMENTS

                            BIRMAN MANAGED CARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              (UNAUDITED)       (AUDITED)
                                                                               March 31,         June 30,
                                                                                 1998              1997
                                                                                 ----             ----
Current Assets:
Cash and cash equivalents                                                     $  5,381,106    $  8,515,572
Accounts receivable, net of allowance for doubtful accounts of $128,286 and        740,025       1,592,741
$49,436,respectively
Prepaid expenses and other                                                          47,948          95,980
Deferred income taxes                                                               73,356          14,800
Income taxes receivable                                                          1,240,900            --
Note receivable - related party                                                     14,327            --
                                                                              ------------    ------------
        Total Current Assets                                                     7,497,662      10,219,093

Property and equipment, net of accumulated depreciation                          1,139,144         584,248
Goodwill                                                                         1,199,196       1,226,566
Other                                                                              460,244         486,948
Deferred income taxes                                                              223,655            --
Restricted certificates of deposit                                                 500,000         500,000
                                                                              ------------    ------------
        Total Assets                                                          $ 11,019,901    $ 13,016,855
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of notes payable and capital lease obligations             $    210,136    $    208,019
Accounts payable                                                                   366,535         263,351
Accrued expenses                                                                   441,200         136,094
Income taxes payable                                                                  --           208,587
                                                                              ------------    ------------
        Total Current Liabilities                                                1,017,871         816,051

Note payable, less current portion                                                 400,000         605,700
Deferred income taxes                                                                7,343          92,775
                                                                              ------------    ------------
        Total Liabilities                                                        1,425,214       1,514,526
                                                                              ------------    ------------
Minority interest                                                                  141,659         201,085
                                                                              ------------    ------------

Commitments and Contingencies                                                         --              --

Stockholders' Equity:

Preferred stock, $.001 par value, 5,000,000
   shares authorized, none issued or outstanding                                      --              --
Common stock, $.001 par value, 15,000,000 shares
   authorized, 8,756,254 issued and outstanding                                      8,756           8,756
Additional paid-in capital                                                       9,715,071       9,715,071
Retained earnings (deficit)                                                       (270,799)      1,577,417
                                                                              ------------    ------------
Total Stockholders' Equity                                                       9,453,028      11,301,244
                                                                              ------------    ------------
   Total Liabilities and Stockholders' Equity                                 $ 11,019,901    $ 13,016,855
                                                                              ============    ============

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

                            BIRMAN MANAGED CARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months ended            Nine Months ended
                                                                March 31,                     March 31,
                                                        --------------------------    --------------------------
                                                           1998           1997           1998            1997
                                                        -----------    -----------    -----------    -----------
Consulting and health plan revenues                     $ 2,766,777    $ 3,707,850    $ 8,232,661    $ 8,804,132
Cost of revenue                                           1,755,657      1,214,825      4,298,020      3,104,205
                                                        -----------    -----------    -----------    -----------
Gross profit                                              1,011,120      2,493,025      3,934,641      5,699,927

Selling, general and administrative expenses              2,752,926      1,742,924      7,184,400      4,388,309
                                                        -----------    -----------    -----------    -----------

Income (loss) from operations                            (1,741,806)       750,101     (3,249,759)     1,311,618
                                                        -----------    -----------    -----------    -----------
Other income (expense):
   Interest and other income                                 78,225         53,327        300,978        114,937
   Interest expense                                          (3,858)        (2,508)       (18,867)        (3,501)
   Loss on disposal of assets                               (60,064)          --          (64,418)          --
                                                        -----------    -----------    -----------    -----------
                                                             14,303         50,819        217,693        111,436
                                                        -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes and
   minority interest                                     (1,727,503)       800,920     (3,032,066)     1,423,054
Provision for income tax (expense) benefit                  621,794       (320,335)     1,124,425       (569,889)
Minority interest                                            12,260          1,890         59,425          1,890
                                                        ===========    ===========    ===========    ===========
Net Income (Loss)                                       $(1,093,449)   $   482,475    $(1,848,216)   $   855,055
                                                        ===========    ===========    ===========    ===========


Per share data:
Basic Earnings (loss) per share                         $      (.14)   $       .07    $      (.23)   $       .14
                                                        ===========    ===========    ===========    ===========


Basic weighted average common shares
   outstanding                                            8,089,588      6,884,214      8,089,588      6,244,136
                                                        ===========    ===========    ===========    ===========
Diluted earnings (loss) per share                       $      (.14)   $       .06    $      (.23)   $       .11
                                                        ===========    ===========    ===========    ===========
Weighted average common shares outstanding,
   assuming dilution                                      8,089,588      8,307,061      8,089,588      7,646,242
                                                        ===========    ===========    ===========    ===========

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

                            BIRMAN MANAGED CARE, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                    Preferred  Common           Stock        Additional       Retained         Total
                                      Stock    Shares          Amount         Paid -In        Earnings     Stockholders'
                                                                              Capital          Deficit         Equity
                                    --------- ----------    ------------    ------------    ------------    ------------
Balance at June 30, 1996, (Audited)   --       6,931,082    $      6,931    $  1,780,612    $  1,401,436    $  3,188,979

Stock sales                           --       2,000,000           2,000       7,546,697            --         7,548,697

Stock retired in payment of debt      --        (174,800)           (175)       (803,903)           --          (804,078)

Retirement of fractional shares       --             (28)           --              --              --              --

Stock released                        --            --              --         1,191,665            --         1,191,665

Net income                            --            --              --              --           175,981         175,981
                                      ---   ------------    ------------    ------------    ------------    ------------

Balance at June 30, 1997 (Audited)    --       8,756,254           8,756       9,715,071       1,577,417      11,301,244

Net loss (Unaudited)                  --            --              --              --        (1,848,216)     (1,848,216)
                                      ---   ------------    ------------    ------------    ------------    ------------

Balance at March 31, 1998

  (Unaudited)                         --       8,756,254    $      8,756    $  9,715,071    $   (270,799)   $  9,453,028
                                      ===   ============    ============    ============    ============    ============
















The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

                            BIRMAN MANAGED CARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                        March 31,
                                                                                   1998            1997
                                                                                   ----            ----
Cash flows from operating activities:

Net income (loss)                                                              $(1,848,216)   $   855,055
                                                                               -----------    -----------

Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                  175,688         88,405
    Loss on disposal of assets                                                      64,418           --
    Gain attributed to minority interest                                           (59,426)          --
    Changes in assets and liabilities:
      Accounts receivable                                                          852,716       (744,092)
      Prepaid expenses and other                                                    48,032        (52,336)
      Deferred income taxes                                                       (282,211)       (24,000)
      Income taxes receivable                                                   (1,240,900)          --
      Other assets                                                                  26,704        (16,601)
      Accounts payable                                                             103,184        246,612
      Accrued expenses                                                             305,106        204,773
      Income taxes payable                                                        (208,587)      (554,390)
      Deferred income tax payable                                                  (85,432)          --
                                                                               -----------    -----------
                                                                                  (300,708)      (851,629)
                                                                               -----------    -----------

        Net cash provided by (used in) operating activities                     (2,148,924)         3,426
                                                                               -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                             (767,781)      (413,167)
   Collection of note receivable - related parties                                   5,475           --
   Advances for note receivable - related parties                                  (19,802)      (172,905)
   Acquisition of Canton Management Group, Inc.                                       --         (753,617)
   Proceeds from sale of assets                                                        150           --
                                                                               -----------    -----------


        Net cash used in investing activities                                     (781,958)    (1,339,689)
                                                                               -----------    -----------


Cash flows from financing activities:
   Proceeds from sale of stock, net of issuance costs                                 --        7,614,736
   Payments on debt and capital leases                                            (213,719)        (5,995)
   Proceeds from note payable - related party                                       10,135           --
                                                                               -----------    -----------
        Net cash provided by (used in) financing activities                       (203,584)     7,608,741
                                                                               -----------    -----------

Net (decrease) increase in cash and cash equivalents                            (3,134,466)     6,272,478

Cash and cash equivalents at beginning of period                                 8,515,572      1,872,343
                                                                               -----------    -----------

Cash and cash equivalents at end of period                                     $ 5,381,106    $ 8,144,821
                                                                               ===========    ===========




                                                                               Nine Months Ended
                                                                                   March 31,
                                                                              1998          1997
                                                                              ----          ----
Supplemental disclosures of cash flow information:
 Cash paid during the nine-months for:
        Interest                                                           $        5,992         4350
                                                                           ==============   ==========
        Taxes                                                              $      674,968   $1,115,802
                                                                           ==============   ==========


Supplemental disclosures of non-cash investing and financing activities:
   Issuance of debt in acquisition of Canton Management Group, Inc.        $           --   $  819,000
                                                                           ==============   ==========
   Stock retired in payment of debt to the Company                         $           --   $  804,078
                                                                           ==============   ==========




The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

                            BIRMAN MANAGED CARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation:

        The condensed consolidated balance sheet and statement of changes in stockholders equity as of March 31, 1998 and the related condensed consolidated statements of operations and cash flows for the quarters and nine-month periods ended March 31, 1998 and 1997 have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated statements have been made in accordance with generally accepted accounting principles. Accordingly, with the instructions of Item 310(B) of Regulation S-B, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. These interim financial statements should be read in conjunction with the consolidated financial statements and notes contained therein, included in the Company's Form 10-KSB for the year ended June 30, 1997.

        The Company was organized in 1994 to serve as the holding company of Birman & Associates, Inc. and BMC Health Plans, Inc. On September 9, 1996, the Company was reincorporated in Delaware by means of a merger in which shareholders of the Company received 72.939 shares of common stock for each 100 shares of common stock then outstanding. This represents a change in legal entity, but not in the operations of the Company. The Company acquired a third subsidiary on June 14, 1996, through an asset purchase of Hughes & Associates, Inc. ("Hughes").

        On January 15, 1997, the Company acquired substantially all of the issued and outstanding shares of capital stock of Care3, Inc., a Mississippi corporation ("formerly Canton Management Group, Inc."), for $1,500,000, of which $700,000 was paid in cash and $800,000 was paid by the issuance of promissory notes payable in four equal annual installments of $200,000 each, plus interest at the rate of 2% per annum on the unpaid principal balance. Care3, Inc. currently is a 69% owned subsidiary of the Company. The Company may further reduce its ownership percentage of Care3, Inc. to 60% by allowing selected physicians to acquire shares of Care3, Inc. common stock. During the year ended June 30, 1997, the Company formed two new subsidiaries, TMMC, Inc. and MMMC, Inc. MMMC, Inc. is 90% owned by the Company.

2.      Nature of Operations:

        The Company is a health care consulting and management company dedicated to improving the quality, controlling the cost, and enhancing the efficiency of the management and delivery of health care services by focusing on the physician as the most important factor in the health care system. In pursuing these goals, the Company currently provides its proprietary "Quality Management Program" ("QMP") to hospitals and their attending physicians. In addition, the Company is developing and will operate various managed care programs in association with physician networks, hospitals, and other health care providers based upon its fundamental belief in the importance of the physician-patient relationship. As part of its managed care business, the Company organizes physicians into independent practice associations, or networks, that will provide services to the Company's health plan, as well as other health plans. The Company also operates, through its Care3, Inc. subsidiary, a health plan in the State of Mississippi and may pursue licenses in other states. The Company concentrates its efforts on rural communities, particularly in the south-central and southeast United States, with an initial focus on managed care in Mississippi where it believes that the development of health care management systems and managed care programs has lagged behind other areas of the country.

3.      Income taxes:

        The provision for income taxes for the nine-month period ended March 31, 1998 has been computed based on management's estimate of the tax rate for the entire fiscal year of 38%. The variation between the statutory tax rate and the effective tax rate is primarily due to permanent differences between expenses allowed for income tax purposes and financial reporting purposes as well as state income taxes.

4.      Earnings Per Share:

        Basic earnings per share are based upon the weighted average number of shares outstanding for each of the respective periods. All weighted average shares outstanding give retroactive effect to the 1,000 for 1 stock split in October, 1995, and the 72.939 for 100 exchange of shares of common stock in connection with the reincorporation of the Company in Delaware in September, 1996. The Company completed an initial public offering of its common stock on February 19, 1997. Pursuant to Securities and Exchange Commission rules, shares of common stock issued for consideration below the anticipated offering price per share during the 12-month period prior to filing of the registration statement have been included in the calculation of common share equivalent shares as if they had been outstanding for all periods presented. In addition, shares of common stock that are subject to options and warrants having exercise prices that are below the current trading price per share, whether or not exercisable, have been included in the earnings per share calculation, assuming dilution, using the treasury stock method. After completion of the public offering, 1,000,000 shares of common stock were placed in escrow by David N. Birman, M.D. , of which 666,666 still remain in escrow. These escrow shares are included in the calculation of weighted average common shares assuming dilution.

        The following data reflects the amount used in computing earnings per share for the quarter and nine months ended March 31, 1998 and 1997, and the effect on income and the weighted average number of shares of dilutive potential of common stock:

                            BIRMAN MANAGED CARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.      Earnings Per Share (continued):

                                              (Unaudited)        (Unaudited)          (Unaudited)         (Unaudited)
                                          Three Months Ended  Three Months Ended   Nine Months Ended    Nine Months Ended
                                               March 31,           March 31,            March 31,           March 31,
                                                 1998               1997                 1998                  1997
                                          -------------------------------------------------------------------------------
Net Income (loss) available to common
    stockholders used in basic EPS            $(1,093,449)        $   482,475        $(1,848,216)        $   855,055

Basic earnings (loss) per share:

  Weighted average of common shares
    outstanding                                 8,089,588           6,884,214          8,089,588           6,244,136
                                              ===========         ===========        ===========         ===========


  Basic earnings (loss) per share             $      (.14)        $       .07        $      (.23)        $       .14
                                              ===========         ===========        ===========         ===========

Diluted earnings (loss) per share:

Effect of dilutive securities:
   Options and warrants                              --               422,847               --               402,106
   Escrow shares                                     --             1,000,000               --             1,000,000
                                              -----------         -----------        -----------         -----------
                                                     --             1,422,847               --             1,402,106
   Weighted average of common shares
        outstanding                             8,089,588           6,884,214          8,089,588           6,244,136
                                              -----------         -----------        -----------         -----------
   Weighted average common shares
        outstanding, assuming dilution          8,089,588           8,307,061          8,089,588           7,646,242
                                              ===========         ===========        ===========         ===========

Diluted earnings (loss) per  share            $      (.14)        $       .06        $      (.23)        $       .11
                                              ===========         ===========        ===========         ===========


        Options and warrants to purchase 1,239,866 shares of common stock at exercise prices ranging from $1.37 to $7.25 per share and 666,666 shares of common stock in escrow were outstanding during the nine months ended March 31, 1998, but were not included in the computation of diluted earnings per share as they are anti-dilutive to the loss per share.

5.      New Accounting Pronouncements Adopted:

        Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company adopted this accounting standard on July 1, 1996, and its effects on the financial position and results of operations were immaterial.

        Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 31, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on July 1, 1996, and its effects on the financial position and results of the operations were immaterial. The Company will continue to account for employee purchase rights and stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

        On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity unless anti-dilutive, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997. The Company has adopted this accounting standard for its earnings per share computations beginning October 1, 1997.

                            BIRMAN MANAGED CARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.      Line of Credit:

        In August, 1996, the Company arranged a $1,500,000 maximum principal amount working capital revolving line of credit facility ("facility") with American National Bank and Trust Company of Chicago. The facility has a maturity date of October 31, 1998. The facility provides for the accrual of interest at a floating annual rate equal to the lender's prime rate on the unpaid principal balance. The facility is secured by a pledge of the Company's Quality Management Program, utilization review, and health plan premium accounts receivable. These accounts receivable are obligations of the hospital clients to the Company, employer clients of Hughes, and employer clients of Care3, Inc. and are not Medicare or Medicaid receivable accounts. Under the terms of the facility, the Company can borrow up to the lesser of: (i) $1,500,000, or (ii) the maximum facility minus any letter of credit obligations, or (iii) the "Borrowing Base", (i.e., up to 75% of the face amount of all then existing eligible receivables), minus any letter of credit obligations. At March 31, 1998, there was a zero balance on the line of credit.

7.      Significant Customer:

        The Company has provided QMP services to various hospitals owned and/or managed by Quorum Health Care, Inc. ("Quorum") since 1991. Hospitals owned and/or managed by Quorum represented approximately 24% and 20% of the Company's Quality Management Program revenues for the three months ended March 31, 1998 and 1997, respectively, and approximately 22% and 24% for the nine months ended March 31, 1998 and 1997, respectively.

        The Company also provided QMP services through December 31, 1997, for two hospitals owned by St. Barnabas Health System, which represents approximately 19% and 11% of the Company's QMP revenues for the nine months ended March 31, 1998 and 1997 respectively. St. Barnabas ended the contracts effective December 31, 1997 in accordance with their terms.

        The Company's Care3, Inc. Health Plan (the "Health Plan") in Mississippi has enrolled a substantial number of members from two large casino groups and three other large groups. For the nine months ended March 31, 1998, the premium revenue from these five significant customers of the Health Plan represent approximately 76% of total premium revenue.

8.      Commitments and Contingencies:

        The Company settled its dispute with Robert D. Arkin, its former general counsel, secretary and chief operating officer under an agreement which provides that he receives nothing in respect of his employment contract and that the unvested options held by him to acquire 184,505 shares of the Company's common stock are canceled. As part of that agreement, the Company repurchased Mr. Arkin's rights to purchase 97,252 shares of the Company's common stock by delivery of $291,756 on May 14, 1998. The amount has been recorded as a settlement expense during the quarter ended March 31, 1998.

        In April, 1998, the Company supplied certain documents concerning its business pursuant to an administrative subpoena issued under the Health Insurance Portability Accountability Act of 1996. Birman & Associates, Inc., the Company's health care consultant subsidiary, regularly serves a number of hospitals in Tennessee and Kentucky. The federal government is now reviewing many of the practices of most, if not all, hospitals in those and other states. The Company has for many years supplied additional documents from time-to-time to various state and federal agencies concerning its work for hospitals, including supplying supplemental materials to Peer Review Organizations in connection with some of its recommendations to hospitals. As the federal government continues to increase its scrutiny of the healthcare industry, the Company anticipates that the number of document requests it receives from regulatory agencies and the outside professional and other costs related thereto may increase.

                            BIRMAN MANAGED CARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  9.    Legal Proceedings:

        Medical Business Associates, LLC Litigation: In January 1998, the Company dismissed its lawsuit filed in August 1997 against Medical Business Associates, LLC and a former employee of the Company after obtaining assurances that their use of the Company's materials had ceased.

        On November 2, 1995, Dallas Riley, Jr., a former employee of Birman & Associates, Inc., filed a lawsuit against Birman & Associates, Inc., David N. Birman, M.D., and Liberty Mutual Insurance Company in the Circuit Court of Putnam County, Tennessee seeking permanent disability benefits under the Tennessee Worker's Compensation statute or, alternatively, $500,000 in damages for personal injury sustained through the alleged negligence of Birman & Associates, Inc. Mr. Riley claims that he was permanently disabled as a result of an injury that he suffered at a Company-sponsored event. The Company's workers' compensation insurance carrier has recently advised the Company that it intends to deny coverage of the claim on the basis that the plaintiff was an independent contractor and not an employee. The Company's general liability insurance carrier has agreed to defend the Company in the action under reservation of rights to contest the timeliness of the Company's notice. The Company believes Mr. Riley's claims are without merit and intends to defend this action vigorously

        In July 1997, a suit was file against the Company arising out of a child-support payment dispute between a former sales executive of the Company and his former wife. The suit, entitled Charlotte Brown v. Birman Managed Care. In., et al., filed in the Circuit Court of Putnam County, Tennessee, alleges that the Company and its principal officers provided incorrect salary information to the former wife. Compensatory damages of $89,000 and punitive damages of $1,000,000 are sought. The Circuit Court has ruled that all information provided regarding salary was accurate and complete. The Company believes there is no merit to the suit.

        Arkin Litigation: As set forth in Footnote 8, the Company has settled its litigation with its former general counsel, secretary and chief operating officer, Robert D. Arkin.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth the results of operations and percentage of revenue represented by certain items reflected in the Company's Condensed Statements of Operations for the periods indicated:

                        ------------------------------------------------------------------------------------------
                             (Unaudited)             (Unaudited)            (Unaudited)            (Unaudited)
                         THREE MONTHS ENDED      THREE MONTHS ENDED     NINE MONTHS ENDED       NINE MONTHS ENDED
                           MARCH 31, 1998          MARCH 31, 1997          MARCH 31, 1998        MARCH 31, 1997
                        -------------------------------------------------------- ---------------------------------
Revenue                 $ 2,766,777     100%   $ 3,707,850      100%   $ 8,232,661     100%   $ 8,804,132     100%
Cost of revenue           1,755,657      63%     1,214,825       33%     4,298,020      52%     3,104,205      35%
                        -----------   -----    -----------   ------    -----------   -----    -----------   -----
Gross Profit              1,011,120      37%     2,493,025       67%     3,934,641      48%     5,699,927      65%

SG&A Expenses             2,752,926      99%     1,742,924       47%     7,184,400      87%     4,388,309      50%
                        -----------   -----    -----------   ------    -----------   -----    -----------   -----
Income (loss)
from operations          (1,741,806)    (63)%      750,101       20%    (3,249,759)    (39)%    1,311,618      15%
    Interest and other
        income               78,225       3%        53,327        1%       300,978       4%       114,937       1%
    Interest expense         (3,858)     --         (2,508)      --        (18,867)     --         (3,501)     --
    Loss on disposal
       of assets            (60,064)     (2)%           --       --        (64,418)     (1)%           --      --
                        -----------   -----    -----------   ------    -----------   -----    -----------   -----
Income (loss) before
    income taxes and
    minority interest    (1,727,503)    (62)%      800,920       22%    (3,032,066)    (37)%    1,423,054      16%

Income tax (exp.)
    benefit                 621,794      22%      (320,335)      (9)%    1,124,425      14%      (569,889)     (6)%
Minority interest            12,260      --          1,890       --         59,425       1%         1,890      --
                        -----------   -----    -----------   ------    -----------   -----    -----------   -----
Net income (loss)       $(1,093,449)    (40)%  $   482,475       12%   $(1,848,216)    (22)%  $   855,055      10%
                        ===========   =====    ===========   ======    ===========   =====    ===========   =====


FORWARD LOOKING STATEMENTS:

Certain statements contained in this section of the report, including those under "Outlook are "forward-looking". While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry, and future trends and results cannot be predicted with certainty. In particular:

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

Approximately 22% of the Quality Management Program ("QMP") business revenue for the last three fiscal quarters has been from hospitals owned or managed by Quorum. Those hospitals contract individually with the Company and there is no "system wide" agreement with Quorum. Serious difficulties with any hospital could adversely affect the Company's relations with Quorum; however, positive relations could result in additional business for the Company.

Approximately 19% of the QMP business revenue for the last three fiscal quarters has been from contracts with two St. Barnabas Health Care System hospitals. These contracts ended in accordance with their terms on December 31, 1997. The expiration of these two contracts has had an adverse effect on gross revenue and earnings for the third fiscal quarter and will continue until new business is secured to replace this revenue.

The Company's Care3, Inc. Health Plan (the "Health Plan") in Mississippi has enrolled a substantial number of members from two large casino groups and three other large groups. For the nine months ended March 31, 1998, the premium revenue from these five significant customers of the Health Plan represent approximately 76% of total premium revenue. Serious difficulties with any of these large groups could adversely affect the performance of the Health Plan.

QUARTER AND NINE MONTHS ENDED MARCH 31, 1998 COMPARED WITH QUARTER AND NINE MONTHS ENDED MARCH 31, 1997:

REVENUE:

General

For the quarter ended March 31,1998, consolidated revenue decreased by 25% to approximately $2,767,000, from approximately $3,708,000 in the comparable period of the prior year. For the nine months ended March 31, 1998, consolidated revenue decreased by 6% to approximately $8,233,000 from approximately $8,804,000 in the comparable period of the prior year. In addition to a decrease in consolidated revenue, there has been a change in the revenue distribution between the various business segments of the Company. The decrease in revenue from the QMP has been partially replaced with new revenue from the Health Plan business. The following table shows revenue by business segment:

                Table of Revenue by Business Segment (Unaudited)

                                  Quarter          Quarter       Nine Months    Nine Months
                                   ended            ended           ended          ended
                               March 31, 1998  March 31, 1997  March 31, 1998  March 31, 1997
                               --------------------------------------------------------------
QMP Fees                          $1,638,736     $3,554,253     $6,275,841     $8,365,815
Utilization Review /Case Mgt         268,615        153,597        656,943        438,317
Health Plan Premium                  859,426           --        1,299,877           --
                                  ==========     ==========     ==========     ==========
Consolidated Gross Revenue        $2,766,777     $3,707,850     $8,232,661     $8,804,132
                                  ==========     ==========     ==========     ==========


Quality Management Program (QMP)

The QMP experienced a 54% decrease in revenue to approximately $1,639,000 for the quarter ended March 31, 1998, from approximately $3,554,000 in the comparable period of the prior year. For the nine months ended March 31, 1998 the QMP business experienced a 25% decrease in revenue to approximately $6,276,000 from approximately $8,366,000 in the comparable period of the prior year. This decrease in revenue for QMP business was a direct result of the expiration of the contract with two St. Barnabas Health Care Systems hospitals in the prior quarter (see significant customers - QMP) and the shift from "results-oriented" compensation contracts to fixed fee compensation contracts.

Period to period changes in QMP business is measured by "per discharge" revenue. In addition to a decrease in total revenue from QMP business, the Company has experienced a decline in "per discharge" revenue recognized from its consulting services. This decline in "per discharge" revenue is a result of the shift from "results-oriented" compensation contracts to fixed fee compensation contracts.

Through most of the previous fiscal year the Company experienced rapid growth in its QMP business. In the last three fiscal quarters, the decrease in revenue has been due to a delay in closing new business caused by a change in marketing strategy to increase emphasis of the regulatory compliance assurance benefit of the QMP product, along with the lead time necessary to effectively train a new marketing and sales team. During the first and second quarters, the impact of heightened government regulatory enforcement against the health care industry in general created a climate of hesitation among the Company's potential hospital clients. As a consequence, the Company only started one new hospital account during the first two quarters. The Company has started 5 new hospital accounts during the quarter ended March 31, 1998. Although the number of hospital-clients on contract has decreased to 24 as of March 31, 1998 from 33 in the prior year, the average size of the hospital-client has increased.

Outlook: During the next fiscal quarter, the Company will realize revenue from a new contract to provide QMP, compliance, training, and other services for three large hospitals managed and operated by The Health Alliance of Greater Cincinnati, an Ohio non-profit corporation. (See Significant Customer - QMP). Work will begin at two of the hospitals during May 1998 with the third hospital to begin during the first quarter of the next fiscal year (summer 1998). When work at all three hospitals has commenced, the monthly revenue is estimated at $150,000 to $175,000 per month for the first nine months.

Despite the recent downturn, the Company believes that the current government regulatory climate will ultimately create additional opportunities for its services and has announced several new product offerings which are designed to position the Company for increased business. These products include the Company's new Physician Outpatient Management Resources (POMR) which utilizes the QMP technologies in the private practice setting. In addition, the Company has formed an alliance with Government Management Services (GMS) to develop a product which brings together the administrative and the clinical side of compliance into one combined product called Compliance Assessment Service. The Company has also taken the hospital QMP product and divided it into incremental services to provide prospective customers with a wider choice of QMP services with varying pricing arrangements while preserving margins desired by the Company. There can be no assurance given as to the ultimate success of these new products. In addition, there can be no assurance as to the ultimate decline in "per discharge" revenues resulting from the shift from "results-oriented" compensation to fixed fee compensation. Competitive and regulatory pressures may cause further declines in these revenues.

Significant Customer - QMP

The Company has provided QMP services to various hospitals owned and/or managed by Quorum Health Care, Inc. ("Quorum") since 1991. Hospitals owned and/or managed by Quorum represented approximately 24% and 20% of the Company's QMP revenues for the three months ended March 31, 1998 and 1997, respectively, and approximately 22% and 24% for the nine months ended March 31, 1998 and 1997, respectively.

The Company also provided QMP services through December 31, 1997, for two hospitals owned by St. Barnabas Health System, which represents approximately 19% and 11% of the Company's QMP revenues for the nine months ended March 31, 1998 and 1997, respectively. St. Barnabas ended the contract effective December 31, 1997 in accordance with their terms.

In April 1998, the Company entered into a contract to provide the QMP, compliance, training, and other services for three large hospitals managed and operated by The Health Alliance of Greater Cincinnati (the "Health Alliance"), an Ohio non-profit corporation. Work at the two hospitals will begin in May 1998 with the third hospital to begin in summer 1998. The contract has three phases to the program with a decreasing level of consulting services and related fees. Phase I provides for full implementation and training under the QMP. Phase II and III provides further training and education and then a transition to monitoring and maintenance of a Health Alliance-operated compliance program. This two-year contract is valued at approximately $2.6 million and will be a significant customer to the Company in future quarters.

Outlook: The expiration of the two St. Barnabas Health Care System hospital contracts has had an adverse effect on gross revenue and gross profit during the current fiscal quarter. The Health Alliance contract will replace a large percentage of the revenue and gross profit lost as a result of the expiration of the St. Barnabas contracts.

Health Plan Revenue

The Company's Health Plan in Gulfport, Mississippi began operations in March 1997 and had no revenue in the comparable period of the prior year. The Health Plan revenue grew to approximately $859,000 for the quarter ended March 31, 1998 and represented 31% of consolidated revenue. For the nine months ended March 31, 1998, the Health Plan revenue was approximately $1,300,000 and represented 16% of consolidated revenue.

Period to period changes in the volume of the Health Plan business of the Company is measured in aggregate "member months". A "member month" is equivalent to one member for which the HMO recognized premium revenue for one month. The aggregate Health Plan "member months" of Care3, Inc. was 8,043 "member months" for the three months ended March 31, 1998 and 12,541 "member months" for the nine months ended March 31, 1998.

Outlook: The Care3, Inc. ("Care3") Health Plan will continue to experience significant growth in the next fiscal quarter and has grown to 64 groups and 3,689 members as of April 1, 1998 from 174 members as of June 30, 1997. The Company has enrolled a substantial number of members from the casino gaming industry, an occupation with recognized potential health care concerns. The Company has enrolled another large casino group effective May 1, 1998 with approximately 400 employees. Like all enrolled groups to Care3, the Company will apply appropriate clinical case management standards through its Hughes & Associates utilization and case management subsidiary to assure clinical quality and cost management procedures are attained. The Health Plan is in the start-up stage and there can be no assurance that the Health Plan will achieve or maintain profitability in the future.

Significant Customer - Health Plan

The Care3, Inc. Health Plan has enrolled a substantial number of members from two large casino groups and several other large groups. The following table shows premium revenue from significant customers of the Care3, Inc. Health Plan for the quarter ended and nine months ended March 31, 1998:

            Table of Significant Customers - Care3, Inc. Health Plan
                   Percentage of Premium Revenue (Unaudited):

                                               Quarter              Nine Months
                                                ended                  ended
                                           March 31, 1998         March 31, 1998
                                         --------------------    ------------------
      Ash Corporation                                   7.9%                  8.6%
      Copa Casino                                      25.9%                 41.7%
      Fayard Freight                                   16.2%                 10.7%
      Gulfshores Inn                                   13.4%                  8.9%
      Imperial Palace Casino                            8.0%                  5.9%
                                         --------------------    ------------------

      Totals:                                          71.4%                 75.8%


Outlook: The Imperial Palace Casino added approximately 800 new members to the Health Plan in March, 1998 and, therefore, is expected to be more significant in the next fiscal quarter. The Company is in the growth stage and is adding other groups to reduce the dependence on a few large groups. The Company has enrolled another large casino group effective May 1, 1998 with approximately 400 employees.

Utilization Review/Case Management

Revenue from the operations of Hughes and Associates, Inc., the Company's utilization review (UR) business in Mississippi, increased by 75%, to approximately $269,000 for the three months ended March 31, 1998, from approximately $154,000 in the comparable period of the prior year. For the nine months ended March 31, 1998, the UR business increased by 50% to approximately $657,000 from approximately $438,000 in the comparable period of the prior year.

Outlook: The Company expects the UR business to continue to show growth in revenue. The revenue and earnings from Hughes & Associates, Inc. is not expected to contribute materially to consolidated revenue or earnings of the Company.

COST OF REVENUE:

The cost of revenue includes all costs directly associated with the operations of the QMP and UR business, including compensation of physicians and allied health specialists, consulting staff travel and lodging, and other direct costs. Also included in cost of revenue are medical claims for the Health Plan, including a reserve for claims incurred but not reported.

Total cost of revenue for the Company increased by 45%, to approximately $1,756,000 for the three months ended March 31, 1998, from approximately $1,215,000 in the comparable period of the prior year. For the nine months ended March 31, 1998, total cost of revenue increased by 38% to approximately $4,298,000 from $3,104,000 in the comparable period of the prior year. This increase was due to the consolidation of the Company's Health Plan in Gulfport, Mississippi which began operations in March 1997 and reported medical claims expense of approximately $788,000 for the quarter and $1,214,000 for the nine months ended March 31, 1998. Medical claims expense includes an increase in reserves for claims incurred but not reported of approximately $247,000 for the quarter and $400,000 for the nine months ended March 31, 1998.

Total cost of revenue as a percentage of total revenue increased to 63% for the three months ended March 31, 1998 from 33% for the comparable period of the prior year. For the nine months ended March 31, 1998, total cost of revenue as a percentage of total revenue increased to 52% from 35% in the comparable period of the prior year.

While the QMP and UR business direct costs continue at 40% to 50% of QMP and UR revenue, the growth in the medical claims expense from Company's Health Plan has caused total cost of revenue to increase as a percentage of total revenue. The following table shows the cost of revenue by business segment:

            Table of Cost Of Revenue By Business Segment (Unaudited)

                                  Three Months    Three Months     Nine Months    Nine Months
                                      ended           ended           ended          ended
                                 March 31, 1998  March 31, 1997  March 31, 1998  March 31, 1997
                                 --------------  --------------  --------------  --------------
QMP                                $  812,500      $1,141,849      $2,699,208      $2,894,448
Utilization Review /Case Mgt          115,806          72,976         322,677         209,757
Health Plan - Medical Claims          788,027            --         1,213,852            --
Health Plan - Management               39,324            --            62,283            --
                                   ==========      ==========      ==========      ==========
Consolidated Cost of Revenue        1,755,657       1,214,825       4,298,020       3,104,205
                                   ==========      ==========      ==========      ==========


Outlook: Total cost of revenue will continue to increase significantly as more medical claims are incurred for the Company's Health Plan in Mississippi due to membership growth. Total cost of revenue as a percentage of total revenue is anticipated to continue to increase as the revenue from the Health Plan becomes a larger portion of the total revenue.

GROSS PROFIT:

For the quarter ended March 31, 1998, the Company's gross profit decreased to approximately $1,011,000 from $2,493,000 in the comparable period of the prior year. The Company's gross profit margin decreased to 37% of revenue for the quarter ended March 31, 1998 from 67% of revenue in the comparable period of the prior year.

For the nine months ended March 31, 1998, the Company's gross profit decreased to approximately $3,935,000 from $5,700,000 in the comparable period of the prior year. The Company's gross profit margin decreased to 48% of revenue for the nine months ended March 31, 1998 from 65% of revenue in the comparable period of the prior year.

The large decrease in gross profit was due to decreased revenues from the Quality Management Program as a result of the expiration of a contract with two St. Barnabas Health Care Systems hospitals in the prior quarter (see Significant Customers-QMP). Gross profit for the Quality Management Program also decreased due to the shift from "results-oriented" compensation contracts to fixed fee compensation contracts. In addition, gross profit margin (as a percentage of total revenue) has also decreased because of the addition of the lower gross profit margin from Care3.

While the QMP and UR businesses continue to operate with gross margins of 50% to 60% of QMP and UR revenue, the addition of the Company's Health Plan business has caused overall gross margins to decrease. The following chart shows gross margin percentages by business segment:

         Table of Gross Profit Margin By Business Segment: (Unaudited)

                                                    Quarter              Quarter           Nine Months           Nine Months
                                                     Ended                Ended               Ended                 Ended
                                                 March 31, 1998      March 31, 1997       March 31, 1998       March 31, 1997
                                                  % of Revenue        % of Revenue         % of Revenue         % of Revenue
                                                 --------------      --------------       --------------       --------------
QMP                                                    50%                 68%                57%                    65%
Utilization Review/Case Management                     56%                 51%                50%                    52%
Health Plan                                             4%                 N/A                 2%                    N/A

Consolidated Gross Margins                             37%                 67%                48%                    65%

Outlook: The QMP and UR businesses are anticipated to produce gross profit margins of 50% to 60% of revenue in the near term. The Company expects the Health Plan to eventually produce gross profit margins of 10% to 18% of premium revenue, which is typical for the industry. Gross margin percentages on a consolidated basis will, therefore, continue to decrease as the revenue from the Health Plan becomes a larger portion of total revenue. The Health Plan gross profit margins as a percentage of premium revenue will never equal the margin percentages experienced from the Company's other businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses increased by $1,010,000 or 58%, to approximately $2,753,000 for the current quarter. For the nine months ended March 31, 1998, selling, general and administrative expense increased by $2,796,000 or 64%, to approximately $7,184,000.

This increase includes a non-recurring charge of $291,000 related to the settlement of the Arkin lawsuit (see Legal Proceedings). In addition, the Company expensed $167,000 of capitalized development costs for the Tennessee health plan network. These costs have been expensed in the current quarter because the Company has postponed further development of the Tennessee health plan in order to focus on expansion of the Mississippi health plan. Excluding the non-recurring charge, selling, general, and administrative expenses increased by 32% for the quarter ending March 31, 1998 and 53% for the nine months ended March 31, 1998.

The following table provides detail of the major increases in selling, general and administrative expenses for the quarter ended and nine months ended March 31, 1998:

Table of Major Increases in Selling, General and Administrative Expense (Unaudited)

                                                                                  QUARTER         NINE MONTHS
                                                                                   ENDED              ENDED
                                                                               MARCH 31, 1998    MARCH 31, 1998
                                                                               -------------     --------------

Salaries, benefit and relocation expense related to the expansion of the          $ 92,500          $786,500
   management team, additional marketing executives for the QMP and
   UR business  and other administrative support personnel

An increase in legal and professional fees related to  regulatory and              205,000           630,000
    compliance advice and on-going litigation
Expenses incurred as a new publicly held company for public                        147,000           450,000
    reporting, directors expense, and D&O liability insurance
Overhead related to the new health plan in Gulfport Mississippi                    202,000           551,000

Non-Recurring Items:

     Arkin settlement expense                                                      291,000           291,000
     Write-off of Tennessee network development costs                              167,000           167,000


Outlook: The Company anticipates that selling, general, and administrative expense will continue at the current level through the next fiscal quarter. The Company does not anticipate non-recurring charges for the next fiscal quarter. As a percentage of total revenue, the Company expects a decrease in future quarters as revenue is realized from the Health Plan and other business development.

INTEREST INCOME AND EXPENSE:

Interest income increased to approximately $78,000 for the quarter ended March 31, 1998 from approximately $53,000 in the comparable period of the prior year. For the nine months ended March 31, 1998, interest income increased to approximately $ 297,000 from approximately $115,000 in the comparable period of the prior year. This increase was attributable to interest earned on the increased balance of cash deposits held primarily in money market and other short-term investment accounts.

Interest expense increased to approximately $4,000, for the quarter ended March 31, 1998 from approximately $3,000. For the nine months ended March 31, 1998, interest expense increased to approximately $19,000 from approximately $4,000. This increase was due to the accrual of interest on a note payable for the acquisition of Care3 in January 1997.

NET INCOME:

For the three months ended March 31, 1998, the Company reported a net loss of ($1,093,449), as compared with net income of $482,475 in the comparable period of the prior year. For the nine months ended March 31, 1998, the Company reported a net loss of ($1,848,216), as compared with net income of $855,055 in the comparable period of the prior year.

The increase in net loss both for the quarter and nine months ended March 31, 1998 was primarily from a decrease in gross profit from the 54% decrease in revenue from the Quality Management Business. In addition, the Company experienced a increase in selling, general and administrative expense as a result of pre-tax non-recurring charges of $458,000 and the staffing additions to the Company's management team, new product development, startup of the Company's HMO in Mississippi, increase in legal and professional fees, and expenses incurred as a new publicly held Company.

Outlook: The Company anticipates lower net operating losses into the fourth quarter as (i) revenue is realized from the additional contracts and customers added during the third fiscal quarter (ii) revenue is realized from the investment made in additional marketing personnel for QMP and new product development and (iii) the health plan continues to grow and move closer to profitability. The Company expects that the operating loss for the fourth fiscal quarter will be in the range of $750,000 to $950,000.

LIQUIDITY AND CAPITAL RESOURCES:

During the nine months ended March 31, 1998, the Company funded its operating and business development activities primarily through operating revenue and cash on deposit of approximately $2,149,000. The Company invested approximately $768,000 to furnish and improve the Company's new office building. During the nine months ended March 31, 1998, the Company repaid approximately $214,000 of debt and capital leases.

The Company will use $750,000 to $950,000 of cash resources during the next fiscal quarter to fund anticipated operating losses for the quarter.

The Company has available a working capital line of a $1,500,000 (maximum principal) credit facility with American National Bank and Trust Company of Chicago. The facility has a maturity date of October 31, 1998. The credit facility is secured by a pledge of the Company's Quality Management Program, utilization review and premium receivable accounts receivable. These accounts receivable are obligations of the hospital clients to the Company, employer clients of Hughes & Associates, Inc., and employer clients of Care3, Inc. and are not Medicare or Medicaid receivable accounts.

Outlook: The Company believes the net proceeds from the initial public offering in February, 1997, together with its existing cash resources and available credit facilities, will be sufficient to meet the Company's anticipated acquisition, expansion, and working capital needs for the next 12 months. The Company, however, may raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions to fund future expansion of its business either before or after the end of the twelve month period. There can be no assurance that acceptable financing for future transactions can be obtained.

YEAR 2000 ISSUES:

The Company utilizes various computer software packages as tools in running its accounting operations and for general business functions. Management plans to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to the widely discussed software problems associated with the Year 2000. At present, management does not expect that material incremental costs will be incurred in the aggregate or in any single future year.

PART II

Item 1: Legal Proceedings

MEDICAL BUSINESS ASSOCIATES, LLC LITIGATION: As reported in its Report on Form 10-QSB for the quarter ended December 31, 1997, in January 1998, the Company dismissed its lawsuit filed in August 1997 against Medical Business Associates, LLC and a former employee of the Company after obtaining assurances that their use of the Company's materials had ceased.

ARKIN DISPUTE SETTLEMENT: As reported in its Report of Form 10-QSB for the quarter ended December 31, 1997, the Company settled its dispute with Robert D. Arkin, its former general counsel, secretary and chief operating officer under an agreement which provides that he receives nothing in respect of his employment contract and that his unvested options to acquire 184,505 shares of the Company's common stock are canceled. As part of that agreement, the Company repurchased Mr. Arkin's rights to purchase 97,252 shares of the Company's common stock at $1.37 per share by delivery of $291,756.00 to him on May 14, 1998.

OTHER LITIGATION: As reported in footnote 9 of the Condensed Consolidated financial statements for the quarter ended March 31, 1998, the Company is subject to certain other litigation. The Company believes there is no merit to these suits against the Company.


Item 5:   Other Information

On April 22, 1998, Samuel S. Patterson, senior vice president of the Company, was named president and chief operating officer of BMC Health Plans, Inc., a wholly-owned subsidiary of the Company. Its previous president, Vincent Wong, resigned from the Company for personal reasons on April 3, 1998. Mr. Patterson's duties as president and chief operating officer of Birman & Associates, Inc., the Company's health care consulting subsidiary, have been assumed by David N. Birman, M.D., the Company's chairman, president and chief executive officer.

Company to Supply Documents: In April 1998, the Company supplied certain documents concerning its business pursuant to an administrative subpoena issued under the Health Insurance Portability Accountability Act of 1996. Birman & Associates, Inc., the Company's health care consultant subsidiary, regularly serves a number of hospitals in Tennessee and Kentucky. The federal government is now reviewing many of the practices of most, if not all, hospitals in those and other states. The Company has for many years supplied additional documents from time-to-time to various state and federal agencies concerning its work for hospitals, including supplying supplemental materials to Peer Review Organizations in connection with some of its recommendations to hospitals. As the federal government continues to increase its scrutiny of the healthcare industry, the Company anticipates that the number of document requests it receives from regulatory agencies and the outside professional and other costs related thereto may increase.

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

Item 6: Exhibits and Reports on Form 8-K

        (a.) Exhibits

                   *3.1            Certificate of Incorporation of Birman Managed Care, Inc.
                   *3.2            By-laws of Birman Managed Care, Inc.
                   *3.3            Certificate of Merger dated September 9, 1996 by and between Birman Managed
                                   Care, Inc. --- Delaware and Birman Managed Care, Inc.
                   *4.1            Reference is made to Exhibits 3.1 through 3.3.
                   *10.1           Employment Agreement by and between Birman Managed Care, Inc. and
                                   David N. Birman, M.D. entered into on March 1, 1996.
                   *10.2           Employment Agreement by and between Birman Managed Care, Inc. and
                                   Sue D. Birman entered into on March 1. 1996.
                   *10.3           Employment Agreement by and between Birman Managed Care, Inc.
                                   and Robert Arkin entered into on March 1, 1996; Amendment No. 1 by and  between Birman
                                   Managed Care, Inc. and Robert D. Arkin entered into on March 1, 1996.
                   *10.4           Employment Agreement by and between Birman Managed Care, Inc., and BMC Health Plans,
                                   Inc. and Vincent W. Wong entered into on March 1, 1996.
                   *10.5           Employment Agreement by and between Birman Managed Care, Inc. and
                                   Douglas A. Lessard entered into on March 1, 1996; Amendment No. 1 by and between Birman
                                   Managed Care, Inc. and Douglas A. Lessard entered into on March  1, 1996; Amendment No.
                                   2. by and between Birman Managed Care, Inc. and Douglas A. Lessard entered into on
                                   September 1, 1996.
                   *10.6           Employment Agreement by and between Birman Managed Care, Inc. and
                                   Mark C. Wade entered into on July 1, 1995; Amendment No. 1 by and between Birman Managed Care, Inc., BMC Health Plans, Inc. and Mark
                                   C. Wade entered into on October 30, 1995; Amendment No. 2 by and between Birman Managed Care, Inc. and Mark C. Wade entered into on
                                   September 1, 1996.
                   *10.9           Consulting Agreement by and between Richard M. Ross, RRCG, LLC, and Birman Managed Care, Inc. entered into as of September 1, 1996.
                   *10.10          1995 Stock Option Plan for Birman Managed Care, Inc. dated October 31, 1995.
                   *10.11          1996 Non-Employee Directors' Non-Qualified Stock Option Plan of
                                   Birman Managed Care, Inc.
                   *10.12          Stock Purchase Agreement by and between Birman Managed Care, Inc.,
                                   Canton Management Group, Inc. and Wesley Prater, M.D., Larry Cooper, M.D., Kelvin
                                   Ramsey, M.D., L.C. Tennin, M.D., Louis Sadler, M.D., James Goodman, Ph.D., Vic Caracci,
                                   Michael T. Caracci,        Robert T. Teague, M.S.W., Vincent Caracci, Charlie Hill,
                                   Harold Wheeler, M.D., Stephanie Tucker, Winifred Fulgham and Joyce Johnson entered into on September 6, 1996.
                   *10.13          Promissory Note by David N. Birman, M.D. and payable to the Company.
                   *10.14          Loan and Security Agreement dated August 21, 1996 by and between
                                   American National Bank and Trust Company of Chicago and Birman
                                   & Associates, Inc.
                   *10.15          Loan and Security Agreement dated August 21, 1996 by and between
                                   Hughes & Associates, Inc.
                   *10.17          Form of Indemnification Agreement for Birman Managed Care, Inc.
                   *10.18          Executive Bonus Plan.
                   *10.19          Agreement by and between National Benefit Resources, Inc. and
                                   Birman Managed Care, Inc. entered into on April 16, 1996.
                   *10.20          Agreement dated September 17, 1996 by and between Birman Managed
                                   Care, Inc. and Community Medical Center.
                   *10.21          Form of Escrow Agreement.
                   *10.22          Lease dated December 2, 1996 between Arc Builders, LLC and Birman
                                   Managed Care, Inc.
                   *10.23          Form of Consulting Agreement between Birman Managed Care, Inc. and
                                   Royce Investment Group, Inc.
                   *10.24          Form of Merger and Acquisition Agreement between Birman Managed
                                   Care, Inc. and Royce Investment Group, Inc.
                   **10.25         Employment Agreement by and between Birman Managed Care, Inc. and Samuel S. Patterson.
                   **10.26         Employment Agreement by and between Birman Managed Care, Inc.
                                   and Jeffrey L. Drake.
                   ***16.1         Letter on Change in Certifying Accountant.
                   27.1            Financial Data Schedule.

(b.)    Reports on Form 8-K

        Form 8-K was filed by the Company on December 22,1997 and March 23,
1998.

--------------------

* Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-111957).

** Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

*** Incorporated by reference from the Company's quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 1997.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIRMAN MANAGED CARE, INC.

May 15, 1998                            /s/  DAVID N. BIRMAN
                                        ------------------------------------
                                        David N. Birman
                                        Chairman of the Board, President and
                                        Chief Executive Officer

May 15, 1998                            /s/ DOUGLAS A. LESSARD
                                        ------------------------------------
                                        Douglas A. Lessard
                                        Vice President, Treasurer and Chief
                                        Financial Officer
                                        (Principal Accounting Officer)