Form 10KSB40
period 1998-06-30
BIRMAN MANAGED CARE INC
filed 1998-10-06
CIK 1009822

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-KSB
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1998;

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 333-11957

                            BIRMAN MANAGED CARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           DELAWARE                                             62-1584092
(STATE OR OTHER JURISDICTION OF                               (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                             1025 HIGHWAY 111 SOUTH
                           COOKEVILLE, TENNESSEE 38501
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES; ZIP CODE)
                   (931) 372-7800; (931) 372-7823 (FACSIMILE)
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15d of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year -- $ 8,722,514.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 1, 1998: Common Stock, $.001 par value -- $18,389,285.

         The number of shares outstanding of each of the issuer's classes of capital stock, as of October 1, 1998: Common Stock, $.001 par value -- 8,754,254 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.

         Transitional Small Business Disclosure Format     YES [ ] NO [X]
================================================================================

                                TABLE OF CONTENTS


PART I

Item 1           Description of Business

Item 2           Description of Property

Item 3           Legal Proceedings

Item 4           Submission of Matters to a Vote of Security Holders

PART II

Item 5           Market for Common Equity and Related Stockholder Matters

Item 6           Management's Discussion and Analysis

Item 7           Financial Statements

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 9           Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act

Item 10          Executive Compensation

Item 11          Security Ownership of Certain Beneficial Owners and Management

Item 12          Certain Relationships and Related Transactions

Item 13          Exhibits and Reports on Form 8-K

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

A. GENERAL DEVELOPMENT

Birman Managed Care, Inc. (the "Company" or "BMC") is a Delaware corporation originally incorporated in Tennessee in 1994 as BA Forum, Inc., which was changed to its current name in October 1995. The Company reincorporated in Delaware in September 1996. The Company completed its initial public offering of common shares in February 1997. The Company operates through two wholly-owned subsidiaries, Birman & Associates, Inc., and Hughes & Associates, Inc. Through Birman & Associates, the Company assists hospitals and other health care providers to improve the quality of the medical record, improve the efficiency of the delivery of health care services, more accurately to document the services rendered, by means of improved documentation to obtain appropriate reimbursement for services and to comply with applicable government rules, regulations and statutes. Unique among its competitors, Birman & Associates employs fully-trained physicians to deliver these services to its hospital clients. Through Hughes & Associates, the Company provides utilization review services to self-insured employer groups and insurers. The Company provides administrative support services to its subsidiaries, including (1) management services; (2) legal services; (3) accounting services; (4) purchasing services;
(5) data processing and (6) support services.

In addition to its consulting services, the Company formed and operated a health maintenance organization ("HMO") in the state of Mississippi, Care3, Inc. ("Care3"), of which it owns 69% of the common stock and all of the preferred stock. The Company formed three wholly-owned subsidiaries to service the HMO, BMC Health Plans, Inc., MMMC, Inc. and TMMC, Inc. Care3 experienced rapid member growth during 1998, growing to 6,400 members. However, due to competitive pressures and capital constraints, the Company elected in July of 1998 to cease making additional capital contributions to Care3. After unsuccessfully seeking additional capital partners or buyers for Care3 or the Company's interest in it, with the Company's acquiescence Care3 was placed under statutory rehabilitation by the Mississippi Insurance Department on August 7, 1998 effectively ending the Company's involvement in direct ownership and management of an HMO. The Company's health plan operations were thus discontinued and the Company does not intend to reenter the HMO industry in a risk-assuming capacity.

         See "Item 1. Description of Business -- Discontinued Operations."

A. BUSINESS

                         PRINCIPAL PRODUCTS AND SERVICES

The Company operates in an industry dominated by three factors: (1) patient care pressures demanding state-of-the-art medical care, (2) cost pressures from the reality of limited resources available for medical care, and (3) ever-increasing government control of the delivery of medical care through cost reimbursement mechanisms and ever-more-punitive sanctions for deviating from the regulations implementing that control. The Company's unique combination of physician-to-physician interaction to deliver its services, its intensive focus on attending physicians to improve the use of the medical record to document, monitor and assess patient care, and the generally positive financial impact of improving patient care by improving the medical record, combine to give it a core competency it believes can be applied to many aspects of today's health care environment. The Company's principal application of this core competency to date has been in hospitals through its proprietary Quality Management Program.

QUALITY MANAGEMENT PROGRAM

The Company's Quality Management Program ("QMP") is offered through its Birman & Associates, Inc., subsidiary based in Cookeville, Tennessee. The QMP, developed by Company founder and Chairman David N. Birman, M.D., recognizes the reality that "It takes a doctor to teach a doctor." Accordingly, the Company employs a specially-trained staff of field-based physicians ("physician-managers") and allied health personnel under the direction of the physician-manager to implement the QMP on-site at client hospitals. To date, the QMP has been implemented at 110 hospitals in 19 states. The field staff -- physician and allied health -- is supported by a central research, supervision, administrative, quality control and compliance assurance staff in Cookeville headed by the Company's Chief of Professional Services and its Corporate Compliance Officer, both of whom are licensed physicians. To assure regulatory compliance, the Company in fiscal 1998 expended over $160,000 with special outside health care counsel to keep the Company apprised of new developments in health care laws and regulations and to review the activities of the Company for compliance with those laws and regulations.

The Company is aware of no other firm purporting to deliver similar consulting services which employs physicians as the key personnel to deliver its services. The Company's staff of specially-trained physicians and allied health personnel work in client hospitals directly with the medical staff and medical records staff to achieve the goals of the QMP. The central premises of the Quality Management Program are (i) recognizing the physician as the primary director of medical services for the patient and (ii) assisting the physician to develop a problem-oriented format in the medical record. This process produces a complete, consistent, and legible medical record that is essential to the accurate identification and prioritization of disease conditions and treatment plans. As a consequence, improved patient care and patient outcomes are achieved, the cost of health care is impacted by appropriate management of resource consumption, appropriate Medicare reimbursements are received from accurate documentation produced, liability exposure is reduced and compliance with regulatory and accrediting requirements is achieved. As the accuracy of the medical record is improved, both hospitals and attending physicians can more accurately track the efficiency and need for certain medical tests and procedures.

By focusing on the attending physician (as opposed to non-medical personnel), the QMP differs from services of other companies designed to produce similar results. The attending physician controls the treatment plan and clinical resource consumption of patients. The attending physician is directly responsible for the initial patient contact, the initial evaluation of symptoms and conditions, preliminary diagnosis, hospital admissions, referrals to specialists, ordering laboratory services, and prescribing medication. The attending physician is in the unique position of influencing the hospital's reimbursement revenue, costs, and liability both through the decisions made and by the thoroughness and accuracy with which those decisions are documented. A significant aspect of the Quality Management Program involves consultation and education of the attending physician at the hospital to facilitate the efficient delivery of high-quality health care while thoroughly documenting and recording the decision process.

The medical record is the primary tool used by physicians to direct the medical treatment of a patient, communicate instructions to other health care service providers, evaluate the progress of the patient, support reimbursements from third-party payers including Medicare, and evidence compliance with treatment standards and professional responsibilities. The Company believes that complete, systematized, and legible medical records enable physicians to prepare and record appropriate treatment plans, similar to a business plan, to address symptoms and conditions that affect the patient from admission to discharge, and to prioritize, in writing, goals and objectives for appropriate management. Through the formulation of appropriate treatment plans and improved documentation, the attending physician focuses on proper diagnosis and thereby becomes more effective in measuring the severity of each patient's illness and progress. The Quality Management Program is focused on accurate reporting of the hospital's DRG elections, which results in appropriate Medicare or other payer reimbursement to the hospital and ensures compliance with third party billing guidelines.

Following engagement, the Company assigns its trained physicians and additional professional staff as required to each hospital-client. Company staff profiles the client's patient medical records and identifies problem areas (such as legibility, proper documentation of patients' histories and physical condition, discharge summaries, and patient education) in order to identify the specific hospital-client's needs. After an organized program introduction, the staff interacts on a weekly basis with attending physicians and allied health professionals in the hospital, on a peer-to-peer level, to assist them in adopting in their daily routines the practice management methods underlying the Quality Management Program. The Company provides a detailed monthly status report on the program results to the hospital's chief executive officer or chief financial officer.

The Quality Management Program emphasizes a clinical problem-solving approach. Working with the hospital-client's medical records, the Company's physicians conduct concurrent and retrospective reviews to train attending physicians to present their findings of symptoms and conditions more thoroughly, to prioritize treatment goals and objectives, to document properly and thoroughly the process of patient management, and to use hospital-client resources effectively. The Company's professional staff educate the hospital-client's allied health staff regarding the reimbursement process, emphasize coding decisions recognizing legitimate resource expenditures, and promote proper preparation and maintenance of supporting documentation. As a result, this program supports the provision of quality health care services, while creating medical record documentation that enables accurate tracking and diagnosis of the patient's illness while simultaneously supporting the selection of appropriate coding options that provide proper reimbursement. The attending physician and the hospital make all final coding decisions. The physicians and allied health specialists employed by the Company in its Quality Management Program do not treat patients, make treatment or diagnostic decisions, or provide medical services in connection with the Quality Management Program.

The Company knows of no principal QMP competitor that features peer-to-peer training of physicians by physicians. The Company believes that the use of physicians as the lead component of its consulting staff underscores the Company's focus on clinical knowledge and provides greater depth in addressing client medical management needs. These factors distinguish the Company from other firms offering competing services.

Most of the Company's current QMP agreements provide for a fixed monthly fee, although previous compensation arrangements have been primarily "results based". "Results based" compensation arrangements have historically predominated in the Company's field. They typically are influenced by increases in the hospital-client's revenue attributable to increases in Medicare reimbursements, and are not based on physician reimbursements. As a consequence of the heightened federal scrutiny of any contract which provides greater compensation for obtaining higher federal reimbursements, the Company now offers only "fixed fee" compensation arrangements to new hospital-clients. Of twenty-three hospital contracts now in force, twenty have "fixed fee" compensation arrangements. The Company receives an average monthly fee under all fee arrangements of approximately $25,000 per client. The Company generally enters into two-year agreements with each hospital-client, with renewal options.

Since 1991, the Company has provided its Quality Management Program to approximately 110 hospitals located in 19 states. Currently, the Company is providing its Quality Management Program to 23 hospitals in 12 states. The Company's clients are located in rural and suburban metropolitan markets where health care facilities lack the resources to develop internally the capabilities offered by the Company. The Company renewed or extended 37% of all contracts which were in effect at the beginning of the fiscal year. During the current fiscal year, four contracts were terminated prior to the end of the contract term.

The Company has provided Quality Management Program services to several hospitals affiliated with a common management company or hospital system. The Company is continuing its efforts to expand its Quality Management Program client base to reduce its dependence on hospitals which are affiliated with one common management company or hospital system.

         See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" -- Significant Customer -- QMP.

The Company believes that among all similar or competitive services, its Quality Management Program is unique in that a physician leads the consulting project. The Company is not a revenue optimization organization yet the Company competes for consulting business primarily with revenue-optimization service companies which use mostly allied health professionals, not physicians. While the focus of competitors' efforts rests primarily on non-medical staff, the Company's QMP focuses intently on the attending physician and employs specially-trained physicians so that the QMP is a "peer-to-peer" function. This requires lengthy direct interaction with attending physicians in a knowledgeable way to encourage better use of the medical record. The Company believes this implicitly requires the attending physician to improve recording his or her observations, diagnoses and treatment plans thereby improving the quality of care rendered. By comparison, the Company's competitors typically rely on non-physicians working with non-physicians who simply look at the medical records and attempt to discern its contents without assessing the clinical efficiency of the medical record. The Company's emphasis is on a clinical, professional medical approach, as opposed to the clerical approach common in the industry.

Despite the Company's entirely different clinically focused approach to its hospital clients, the Company is generally viewed as competing with "revenue optimization" companies of which there are approximately 500 to 700 companies of varying size. Competitors include the health care consulting practice groups of

Andersen Consulting, the Gailer Review Group, Health Care Management Advisors, Inc., Iameter, MC Strategies, Inc., National Coding Service, Inc., Quality Medical Consultants, Inc., and J.A. Thomas & Associates, Inc., an Ernst & Young preferred provider. While prices for their competitors services cover a wide range, the Company's services are generally more expensive due to its significantly greater employee costs occasioned by employing physicians rather than specialized clerical personnel and its central support activities. Most of these firms have substantially greater financial, marketing, and management resources than the Company. The Company does not believe that any single company commands a significant or dominant share of this market. Larger, more established consulting firms may have an enhanced competitive position due, in part, to established name recognition and direct access to hospital-clients through the provision of other services. Smaller firms, although not necessarily offering services comparable to those of the Company, compete on the basis of price. Given the limited resources available for health care, this price differential consistently places the Company at an initial disadvantage which the Company believes is overcome by educating prospective hospital-clients on the aggregate benefits of the QMP with hospitals making buying decisions on price alone.

UTILIZATION REVIEW/CASE MANAGEMENT

The Company offers managed care management and cost containment services through its subsidiary, Hughes & Associates ("Hughes"), based in Jackson, Mississippi. These services include Utilization Review (Pre-Certification), Case Management, Hospital and Provider Bill Audits, Physician Review Services (Peer Review), and an occupational health Preferred Provider Organization (PPO) in the state of Mississippi, MS Rehab Partners. Hughes is licensed as a utilization and case management company in the states of Mississippi, Texas, Louisiana, Arkansas, and Alabama. Hughes offers a fully integrated managed care cost containment program focused at self insured employer health benefit groups. These services can be selected individually or as a fully-integrated cost analysis program. The service can extend from the inception of illness or injury until the patient reaches maximum medical improvement and/or release for return to work, or the service can involve specific disease management.

Case Management services are performed by nurse case managers who collaborate with the treating physician to assess, plan, implement, coordinate, monitor, and evaluate the options and services required to meet an individual patient's health needs. The underlying philosophy of Case Management is that when an individual patient reaches the optimum level of wellness and functional capacity everyone benefits: the patient being served, his or her support systems, the health care delivery system, and the various reimbursement sources. Case Management serves as a means for achieving client/member wellness and autonomy through advocacy, communication, education, identification of service resources, and service facilitation. Hughes' specially-trained nurses identify appropriate providers and facilities for a range of services, while assuring that available patient care resources are being used in a timely and cost effective manner to obtain optimum value for both the member/client and the reimbursement source. Hughes' case management includes both on-site patient interaction and telephonic case management. This process includes treatment plan evaluation, patient assessment, negotiation of special services, identification of medical necessity, functioning as a patient advocate, and channeling the patient within established preferred provided networks for best cost and quality outcomes.

The Hospital and Provider Bill Audit function of Hughes is also conducted with specially-trained nurse reviewers to identify appropriate claims for audit, analyze the relationship of coding with a claim, and set an operating standard for correct coding. The HCFA 1500 and UB-92 claim forms are reviewed by nurses possessing extensive code review experience. For every claim a registered nurse will identify coding problems such as unbundling, valid diagnosis, place of service, assistant surgeon, cosmetic surgery, and medical necessity. Admission reports, operative records and diagnosis charts are also reviewed for consistency with charges itemized on the medical claim. In addition, Hughes provides other bill audit services to assist the self-insured employer and payors monitor the appropriate reimbursement of medical claims including reviewing usual and customary pricing, fee schedule, PPO discounts, and negotiated specialty care discounts. All hospital and provider bill audit determinations are submitted back to the employer and/or payor on an explanation of review, which becomes part of the original medical claim.

Hughes uses board certified physicians to assist employers, insurance companies, and other reimbursement sources to assure treatment quality and cost effective outcomes. These Hughes physician consultants monitor and evaluate the appropriateness and medical necessity of treatment in support of the Hughes nurse review staff.

The Hughes Utilization Management program monitors the course of treatment rendered by all health personnel given a standard of desirable care. Certain clinical factors are reviewed to determine if the treatment as prescribed is appropriate. These include examination of the clinical treatment prescribed relative to its medical necessity, consideration of the appropriate setting for the treatment, evaluation of the types and intensity of resources to be used in the treatment process, and analysis of the time frame and duration of the treatment. The Hughes program monitors the delivery of medical services to ensure that those services are performed at the appropriate level of care in a timely, effective, and cost efficient manner. To achieve the desired results, Hughes employs various forms of analysis including prospective review of care provided, outpatient pre-certification, discharge planning assistance, second surgical opinion, large case management, analysis of inpatient and substance abuse requirements and physical therapy service analysis. These services can be selected individually by the client, select grouping, or bundled in a complete managed care cost containment program.

Hughes has also established an exclusive worker's compensation preferred provider organization (PPO) in Mississippi through a joint venture with another Mississippi-based company, Rehabilitation Inc.("Rehab"). The joint venture, Mississippi Rehabilitation Partners, Inc. ("MRP"), is owned 49% by Hughes and 51% by Rehab. Both Hughes and Rehab provide contractual services to MRP. In the past year, MRP developed a PPO exclusively for the Mississippi Association of Self Insurers ("MASI") which is now the largest worker's compensation PPO network in the state of Mississippi. The network of contracted providers includes hospitals, primary care physicians, specialists, pharmacy, durable medical equipment providers, home health care, physical therapy, and chiropractors. This network provides self-insured employers price discounts below the state fee schedule and hospital per diems which create maximum savings for the self-insured employer groups. MRP obtained pharmacy services below the average wholesale price of pharmaceuticals. In addition to the PPO, MRP conducts employer education and quality assurance programs. To date, the MRP provider network has approximately 60 hospitals in Mississippi and over 2,400 physicians across the state. The PPO has grown from 300 participating employer groups at its inception in May of 1997 to approximately 3,200 employer groups to date. This self-insured market accounts for 35% of the employed work force in Mississippi.

Hughes and MS Rehab Partners market their services to the organization or entity responsible for paying the medical costs associated with employee injuries. These include self insured companies, third party administrators, insurance companies, HMO's, and preferred provider organizations. Hughes' sales strategy includes direct mail to self insured employers, brochures, newsletters, telephone solicitation, direct sales, and exhibiting at employer sponsored seminars and trade fairs. Hughes obtains physician consulting support through the physician staff of Birman & Associates, Inc. to strengthen its program activities and to refine clinical management services requiring physician oversight and involvement.

Hughes charges for its services depending upon the service rendered. For pre-certification and utilization management services, Hughes is paid based either on a line charge or a capitated per member per month fixed rate. Case management services are charged at an hourly rate. Bill audit review services for group health and worker's compensation are paid a percentage of actual savings achieved through the audit process on a case by case basis. MS Rehab Partners, Inc. receives reimbursement as a percentage of savings based on the difference between the billed charges and the lower preferred provider organization charges. Hughes' payment arrangements are typical for firms of this nature. Hughes generally enters into annual agreements with self-insured employers, clients, TPA's, or other client categories described above.

Hughes current client base consists of self-insured employer groups, HMOs, insurance companies and third party administrators serving group health, worker's compensation and liability markets. Hughes' client base consists of nearly 40,000 lives on a per member per month basis for group health services and nine (9) self insured group associations for worker's compensation with approximately 300,000 employees managed.

Hughes services are comparable to competitors in the industry with one significant advantage, which is its connection to the Company's consulting physicians who assist Hughes in its clinical utilization and cost management initiatives. Hughes competes for business with over 1,000 utilization review case management companies located around the nation. Competing companies include major national companies like Corvel, Intracorp, ConCentra, and Genex. Many of these firms have substantially greater financial, marketing, and management resources than Hughes although Hughes would be judged comparable in technical capability. The Company does not believe that any single company has a dominant share of this market. The larger more established consulting firms may have an enhanced competitive position due, in part, to established name recognition and direct access to self-insured employer clients resulting from their broader national exposure. There can be no assurance that Hughes will be able to compete successfully. Hughes competes for its client base in a regional market where it is well established as compared to other competing regional providers of the same nature or national firms which may not have the extent of market penetration and name recognition of Hughes.

There are over 150 utilization review firms currently registered in the state of Mississippi, the home base for Hughes, but few are domestic. While most of these companies offer similar cost containment services as Hughes, such as bill audit, case management, vocational rehabilitation, utilization review, and pre-certification, Hughes believes it maintains a competitive edge within the market as a result of its cost analysis staff who have extensive experience in worker's compensation and group health cost management. Further, most competing companies are dedicated to only one of these areas. Hughes enjoys strong statewide and local relationships, including its exclusive relationship with MASI, and believes that it enjoys a positive reputation in its market area.

                            NEW PRODUCTS AND SERVICES

Health care statutes, implementing regulations, interpretations of those regulations and the actual practice of medicine change daily. Led by Senior Vice President for Corporate Development, Jeffrey L. Drake, the Company systematically explores new ways to apply its core competency to these changes. To date, the Company has announced the following new service products and alliances.

COMPLIANCE ASSESSMENT SERVICE - ALLIANCE WITH GOVERNMENTAL MANAGEMENT SERVICES, INC.

The complexity of today's health care and general employment regulation argues forcefully for regular independent review of a hospital's compliance with those regulations. To address this need, the Company and Government Management Services, Inc. ("GMS") of Washington, D. C. teamed up in the second quarter of fiscal 1998 to offer hospitals an in-depth analysis of their clinical and business compliance activities. GMS, headed by the former Inspector General of the United States, Richard D. Kusserow, is one of the nation's leading firms in performing diagnostic evaluations of health care compliance programs. This new "Compliance Assessment Service" complements the Company's premier product, its Quality Management Program ("QMP"). With this service, Company physicians provide the consulting base for the clinical compliance assessment portion of the Compliance Assessment Service. The Company has established a specific assessment tool to determine the existence of and adherence to appropriate clinical documentation policies and procedures. The result is a benchmarking report that identifies the strengths and deficiencies in key medical record compliance areas. Clients are provided a clear set of findings, along with specific recommendations for corrective actions where necessary to meet regulatory expectations. Under the administrative evaluations component which is supplied by GMS, the Compliance Assessment Service provides a comprehensive evaluation of the hospital's daily operational compliance initiatives. The results are included in a benchmark compliance report that compares the client hospital to a national database. Client hospitals receive a complete analysis report on their administrative compliance status, including a special scoring mechanism, indicating their compliance strengths and areas for improvement. To date the Company has marketed the Compliance Assessment Service in combination with its Quality Management Program and has been successful in securing new QMP contracts for the Company as a result of the interest generated through the Compliance Assessment Service. The Company believes it will experience sales specific to the Compliance Assessment Service in the current fiscal year and will continue to market the service as part of its total compliance consulting package.

PHYSICIAN OFFICE MANAGEMENT RESOURCE

The Physician Office Management Resource ("POMR"), introduced in April of 1998, adapts the Company's QMP to physician offices. The POMR program is directed by a board certified general surgeon who is also a Certified Procedural Coder (CPC). POMR was developed in response to the national physician office practice concerns generated from the same investigative oversight being implemented by the Office of Inspector General, Health Care Finance Administration, HHS, and
FBI against hospitals. The Government announced that it believes physician fraud and abuse accounts for approximately 22% of the $23 billion overall fraud and false claims made in the Medicare and Medicaid programs. The Health Insurance Portability Act of 1996 (Public Law 104-91) holds physicians accountable in their office practices for inappropriate claims and subjects them to civil fines and other sanctions. Criminal penalties may be applicable where an individual knowingly and willfully defrauds the Medicare, Medicaid, or other federal benefit programs. POMR aids the physician in working his or her way through the complexities of appropriate documentation to support claims payment. The medical record may be used to validate the site of service, the medical necessity and appropriateness of the diagnostic and/or therapy service provided and that the services have been reported accurately. POMR also addresses professional negligence in the practice of medicine by developing for the physician an audit process for the physician's claim development and submission process. Accurate patient record documentation is a prime component of the physician office practice, just as it is in the hospital medical record document process. Although the physician billing procedure code components vary significantly from the hospital sector, the clinical insight and medical logic capability developed by the QMP remain a common and vital link to the success of the POMR service. POMR will be best suited to the physician in the group model office setting consisting of 20 or more physicians. The Company will charge a fixed fee for its POMR services.

POMR will be marketed to physician practice groups associated with current and former QMP client hospitals, free standing independent group practices, for-profit companies who are acquiring physician group practices around the country, and similar not-for-profit-hospital organizations that are acquiring physician practices and aggregating them into group settings.

The Company currently has six POMR proposals pending with group practices. The Company conducted several POMR-related seminars for physicians whose practices are managed by PhyCor, Inc., the nation's second largest physician practice management company, PhyCor administrators, including lectures to the PhyCor Institute. The Company also assisted PhyCor in the development of an educational video featuring the physician director of the POMR program which was subsequently distributed to all PhyCor clinics around the country. The Company anticipates initial revenue generation from POMR in the second quarter of fiscal 1999.

SELF-INSURED MEDICAL COST MANAGEMENT

The Company successfully extended its QMP-based core competency into cost management for self-funded employer health plans. On June 30, 1998 the Company secured its first client for Self Insured Medical Cost Management with the Parish Government Risk Management Agency of Baton Rouge, Louisiana. The Company is currently involved in the initial stages of medical and financial cost management assessment of this 3,000 member group to determine clinical illness characteristics. This new service analyzes all aspects of an employer's health care benefit program with a specific focus on the quality of care being delivered by the network of providers, including an assessment of the cost management process. The Company will identify areas of concern within the provider networks and provide ongoing oversight of cost and quality to assure clinical and financial benchmarks are maintained. Special attention will be given to such specialty services as coronary bypass, angioplasty, solid organ transplants, and specialty oncology services. Activities will include analysis and oversight of tertiary care case management, a review of network providers' applications of high technology services relative to their appropriateness and cost, and establishment of select preferred provider panels for specialty care services. The Self-Insured Medical Cost Management program will be provided by Birman & Associates' physicians and Hughes & Associates' specialty nurses. Additional services and features may include development of procedures for focused pre-certification of care procedures for cost control and appropriateness, continuity of care, medical bill audits of hospital, physician, and pharmaceutical charges, special prescription drug programs emphasizing generic versus brand name where applicable and creation of drug formularies for cost management purposes. Other services may include development of programs for disease management and disease prevention which could include medical risk screening of an employee population to detect the potential of life threatening health risk factors and procedures for appropriate medical intervention. Such intervention leads to improved quality of life for the employee and reduction in lost work days due to illness. All final medical treatment decisions will remain with the patient's physician.

The Program will be implemented by a physician-led consulting team interacting directly with a business client and its health care service providers, claim payors and utilization management companies. Typically, a self-insured employer will have multiple relationships with health maintenance organizations, preferred provider organizations, third party administrators, utilization review and case management companies, and other health care provider networks. The Company will analyze and assess clinical and financial data provided by the claim payor, utilization manager, and health service providers to determine the clinical and financial indicators within the employee group. A focused action plan will be developed to direct attention to assist the client in achieving optimum results both from a care quality and financial perspective from its health care benefit program. The goal of the program is to assure employees are receiving appropriate health care services and achieving best outcomes both clinical and financial.

For its Self-Insured Medical Cost Management Program, the Company may charge a fixed fee, a contingency fee, or a combination of both. The Company's contract with the Parish Government Risk Management Agency provides for a contingency fee based on a percentage of the cost savings achieved through comparisons to prior years' health care expenditures or mutually agreed benchmarks. The Company believes that as this product develops the optimum fee structure will be a fixed fee in combination with a contingency fee based on bench marked savings. It will be the goal of the Company to enter into multiple year agreements with their employer client base with renewal options.

The typical customer for this product will be large self-insured employer groups and labor-sponsored health and welfare trust funds. The self insured groups targeted by the Company will range from 1,000 employees up to 100,000 employees. The Company will use its existing sales force to market this product.

CLINICAL RESOURCE MANAGEMENT PROGRAM

The Company believes that a regular by-product of its Quality Management Program is a reduction in charges incurred in treating a patient caused by improvement in patient outcomes and time to achieve those outcomes. The Company believes this results from the QMP's emphasis on more thorough documentation, hence a more thorough analysis of a patient's condition. The Company's experience demonstrates that this improved analysis results in a more focused treatment plan with improved financial savings with positive clinical outcomes, thus generally less expensive, treatment plan. The Company's Clinical Resource Management Program allows the Company to recover a varying percentage of the savings realized by a participating hospital. The Company has presented CRMP proposals to two hospitals, both of which provide for success fees. Unless the Company successfully reduces physician charges, it is entitled to no fee.


                      COMPANY POSITION AND GROWTH STRATEGY

The Company is only one of many firms competing to deliver consulting services to hospitals. The Company concentrates its efforts on relatively small (100-200 beds) hospitals in rural and suburban communities. These hospitals generally lack the resources to provide highly sophisticated and continually updated information on the rapidly changing regulatory environment in which they operate. The Company provides these services through its physician-to-physician methodology. By employing its staff of trained physicians, the Company incurs substantially greater personnel costs than its competitors and must charge proportionately higher fees. The Company believes, as reflected in the quality of its client base, that its programs provide sufficient value added services over its competitors to warrant the higher fee structure. Although substantially smaller than many of its competitors, particularly those affiliated with major international accounting firms, the Company believes its core competency of physician-to-physician interaction allows Company physicians more effectively to serve as educators and catalysts to assist clients in the achievement of improved clinical compliance measures and best outcomes for the patient, both clinical and financial. Simply put, the Company believes that practicing physicians are far more likely to listen to and heed advice regarding the day-to-day delivery of medical services from other physicians than from the allied health or business management personnel typically employed by its competitors. The Company intends to continue to assist hospitals and their medical staffs to improve regulatory compliance and clinical results and to achieve appropriate reimbursement from all payers. The Company's goal is to align the interest of the treating physician with those of the patient, to enhance the physician-patient relationship, and to focus on best practice standards for optimal outcomes.

The growth strategy of the Company is to continue to market its Quality Management Program, Physician Outpatient Management Resource service, and its evolving Clinical Resource Management Program to hospitals in the small and medium-sized category (100-200 beds). The Self-Insured Employers Cost Management Program will be marketed both to the medium and to the large self-insured group health market. The Physician Outpatient Management Resource program activities will be predominately directed at physician groups of 20 or more physicians. In addition, the Company's experience in serving the rural and suburban population markets through its Quality Management Program has resulted in the Company gaining a reputation and relationship in these markets that enable it to compete with the wide range of consulting organizations focused on this marketplace.

                              GOVERNMENT REGULATION

Virtually every aspect of the delivery, administration and reimbursement of health care services is subject to state and federal regulation. Violations of these regulations carry increasingly severe punishments and fines. The business of the Company is directly or indirectly affected or subject to these laws as well as laws relating to business corporations in general. Although many parts of the Company's Quality Management Program and related consulting services have not been the direct subject of state or federal regulation or regulatory interpretation, the Company believes its current operations are, and its proposed operations will be, in material compliance with applicable laws. The Company expended in fiscal 1998 over $160,000 with its special outside counsel for regulatory compliance to assure that the Company's activities are in compliance with these state and federal regulations. There can be no assurance, however, that a court or regulatory agency would concur if an enforcement proceeding were brought.

In recent years, numerous legislative proposals have been introduced or proposed in the United States Congress and in some state legislatures that would effect major changes in the United States health care system at both the national and state level. In addition to these proposals, the increased funding of enforcement of existing laws, and the increased severity of fines and threat of criminal prosecutions, has had the effect of causing some current hospital-clients to consider the impact of these developments on their business relationships in general, including those with the Company. The Company cannot determine at this time the duration of this situation or its ultimate effect on the Company's prospects and revenues over the long term. The Company is developing alternative products and services to adapt to this changed regulatory environment, which the Company believes will aid the Company's growth and revenues.

LICENSURE

All states impose licensing requirements on individual physicians and on certain types of providers of health care services. While the performance of consulting services to hospitals and management services on behalf of medical practices does not currently require any regulatory approval on the part of the Company, there can be no assurance that such activities will not be subject to licensure in the future. If licensing requirements are imposed, the Company will take the appropriate steps for compliance.


CORPORATE PRACTICE OF MEDICINE

Many states in which the Company conducts business maintain prohibitions against business corporations employing physicians to practice medicine. Possible sanctions for violation of this restriction include loss of licensure and civil and criminal penalties. These laws vary from state to state and are often ambiguous. These laws have been seldom interpreted by the courts or regulatory agencies, but are potentially subject to broad interpretation and enforcement by courts and regulatory authorities. The Company could incur liability in the event it fails to enter into appropriate contractual arrangements with physicians or other health care professionals in conjunction with its consulting activities. Although the Company seeks to structure its arrangements with health care providers to comply with state corporate practice of medicine laws, and although the Company believes it is in compliance with such laws, there can be no assurance that the Company's arrangements with health care providers will not be successfully challenged as constituting the unauthorized practice of medicine. Also, there can be no assurance that such laws will not be interpreted broadly or amended to be more expansive. In addition, any expansion of the operations of the Company to a state with strict corporate practice of medicine laws may require the Company to modify its operations, resulting in increased financial risk to the Company.

STATE FEE-SPLITTING AND REFERRAL PROHIBITIONS

A number of states have enacted laws that prohibit the payment for referrals and other types of kickback arrangements and prohibit physicians from splitting professional fees with non-physicians. These statutes are sometimes quite broad and, as a result, prohibit otherwise legitimate business arrangements. Possible sanctions for violation of these laws include civil, monetary and criminal penalties and loss of licensure.

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

Three of the Company's current Quality Management Program agreements base the Company's fees on increases in the hospital-client's Medicare reimbursements. The Company believes that its contractual arrangements comply in all material respects with the fee splitting and referral prohibitions of the states in which it currently operates or proposes to operate in the future. However, there can be no assurance that the Company's contractual arrangements will not be successfully challenged or that such state laws will be interpreted by the courts in a manner consistent with the practices of the Company. Further, expansion of the operations of the Company to certain other states may require it to comply with such jurisdictions' regulations, which could require structural and organizational changes to the Company's business in order to comply with that state's laws. Such changes, if any, or a successful challenge of the Company's operations under current laws could have a material adverse effect on the Company. The Company seeks, however, to conduct its business to comply with these laws and will continue to do so in the states in which it expands its operations.

FEDERAL MEDICARE AND MEDICAID RELATED REGULATION

Since the Company's Quality Management Program involves Medicare reimbursement, the Company is and will be subject to a number of federal laws prohibiting certain activities and arrangements relating to services or items, that are reimbursable by Medicare or Medicaid or other state-funded programs.

In 1965, Congress enacted the Medicare and Medicaid programs as a part of the Social Security Amendments. Medicare is a national health insurance program for disabled and aged Americans that separates coverage for inpatient hospital services and physician services, compensates physicians on a "usual and customary" charge basis, and pays hospitals on a reasonable cost basis. In general, most Americans who (i) are age 65 or older, (ii) receive disability payments under Social Security, or (iii) need a kidney transplant or renal dialysis, are entitled to inpatient hospital services, commonly known as Medicare Part A benefits. By paying a monthly fee, any person entitled to Part A benefits also may choose to receive additional coverage for physician and outpatient ambulatory service coverage, commonly known as Medicare Part B. The Medicare program is administered by the Health Care Finance Administration("HCFA"), an agency of the federal Department of Health and Human Services. HCFA has assigned most of the day-to-day administration of the Medicare program to private enterprises, such as insurance companies, appointed as fiscal intermediaries.

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

In 1976, Congress established the Office of Inspector General at the Department of Health and Human Services to identify and eliminate fraud, abuse and waste in the health care programs it oversees and to promote the efficiency in departmental operations. The Office of Inspector General carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers on ways to engage in legitimate business practices and avoid scrutiny under fraud and abuse laws, the Office of Inspector General has from time to time issued special "fraud alerts" identifying aspects of transactions and arrangements, which, if present, may indicate that the transaction or arrangement violates fraud and abuse law. In January of 1997, the Office of Inspector General issued a special fraud alert regarding consulting firms who are paid a commission based upon increased lab billings under the Medicare program. The fraud alert did not expressly state that paying consultants for increasing Medicare revenues is per se a violation of fraud and abuse law; however, the alert stated that because commission-based relationships provide consultants with little incentive to correct coding errors, these arrangements are ripe for up-coding (improper designation of DRG codes to obtain reimbursements higher than justified by the diagnosis and treatment of the patient), un-bundling (billing separately for each distinct laboratory analysis performed when, in fact, all such analyses were performed simultaneously by the same equipment), and other abusive manipulation which increases costs to the Medicare program. In this fraud alert, the Office of Inspector General encouraged government agents to become aware of the implications of consulting arrangements involving commission payments, to take steps to determine the existence of these consulting arrangements, and to contact fiscal intermediaries about any known commission-based consulting arrangement for the purpose of developing patterns that could potentially implicate the False Claims Act as well as other fraud and abuse laws.

The Company takes measures, including but not limited to, the concurrent review of medical record documentation, to ensure that hospital-clients of its Quality Management Program do not submit false or fraudulent claims to the government. Because a large portion of the Company's current revenue relates to Medicare payments, an exclusion from the Medicaid and Medicare programs as a result of a violation of the False Claims Act would have a material adverse effect on the Company. In addition, the Company, as well as its hospital-clients, could incur liabilities for violations of the False Claims Act that could have a material adverse effect on the Company.

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

Violation of the Anti-kickback Statute is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs. Although the Company does not believe that its current operations violate or that its future contemplated operations will violate the Anti-kickback Statute, there can be no assurance that in the future regulatory authorities will not determine that the Company's operations violate the Anti-kickback Statute.

THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

The Health Insurance Portability and Accountability Act of 1996 (the "Portability Act") expands the penalties for health care fraud and creates two new federal crimes called "Health Care Fraud" and "False Statements Relating to Health Care Matters." The Health Care Fraud statute is implicated when anyone "knowingly or willfully" executes or attempts to execute a scheme or artifice to defraud any health care benefit program or to obtain, by means of false or fraudulent pretenses or representations, any of the money owed by a health care benefit program, in connection with the delivery of a payment for health care benefits, items or services. A violation of the Health Care Fraud statute is a felony and violators may be fined, imprisoned for up to ten (10) years or both. The False Statements Relating to Health Care Matters statute is implicated when anyone, in any matter involving a health care benefit program, "knowingly or willfully" falsifies, conceals or covers up by any trick, scheme or device a material fact, or makes any false, fictitious or fraudulent statement or representation, or makes or uses any false writing or document knowing the writing contains false, fictitious or fraudulent statements in any matter within the jurisdiction of any department or agency of the United States. A violation of the False Statements Relating to Health Care Matters is a felony and may result in fines, imprisonment or both. In addition, the Portability Act expands the Civil Money Penalty Act by proscribing persons from knowingly presenting (or causing to be presented) a claim for medical or other items or services that the person knows was not provided, which expressly includes a knowing and willful scheme of engaging in a pattern or practice of up-coding or providing unnecessary care, in order to defraud any health care benefit program, including Medicare and state health care programs. The penalties include exclusion from the Medicare program and monetary penalties of up to $10,000 for each item improperly billed and up to three times the amount claimed. The Company takes measures designed to ensure that hospital-clients of its Quality Management Program do not engage in schemes to defraud healthcare programs, and the Company takes and intends to continue to take similar protective measures with respect to its business. Because the Company's current revenue relates to Medicare patients, an exclusion from the Medicare program as a result of a violation of the Health Care Fraud statute, False Statements, False Statements Relating to Health Care statute, and other pertinent anti-fraud and abuse provisions of the Portability Act would have a material adverse effect on the Company.

THE BALANCED BUDGET ACT OF 1997

The Balanced Budget Act of 1997 ("Balanced Budget Act") includes new anti-fraud provisions. The Balanced Budget Act provides for the permanent mandatory exclusion from any federal health care program for those convicted of three health care-related crimes. In addition, the Balanced Budget Act creates a new civil penalty for violations of the Anti-Kickback Statute or for contracting with a person excluded from participation in a federal health care program of $50,000 for each violation and up to three times the total amount of remuneration offered, paid, solicited or received. Within its areas of consulting, the Company takes measures designed to ensure that its hospital-clients are not excluded from federal health care programs, do not contract with persons excluded from federal health care programs and do not violate the Anti-Kickback statute. The Company takes and intends to continue to take similar protective measures with respect to its business.

Because the Company's current revenue relates to Medicare patients, an exclusion from the Medicare program or liabilities as a result of a violation of pertinent provisions of the Balanced Budget Act would have a material adverse effect on the Company.

                        POTENTIAL LIABILITY AND INSURANCE

The physicians employed by the Company as part of the Quality Management Program do not treat patients, attend patient encounters, make any treatment or diagnosis decisions, or provide any medical services in connection with that program. However, any claims based on allegations that the Company's physicians are engaged in the practice of medicine that ultimately are successful could result in substantial damage awards to claimants, which may exceed the limits of any applicable insurance coverage and could potentially implicate the prohibition against the corporate practice of medicine in those states where the doctrine is applicable. In connection with its Quality Management Program business, the Company currently maintains special errors and omissions insurance of $3,000,000 in the aggregate and $3,000,000 per occurrence with a deductible of $10,000. The Company maintains general liability insurance of $2,000,000 in the aggregate, $1,000,000 per occurrence with a deductible of $250 as well as a general liability umbrella policy of $3,000,000. The Company also maintains a directors and officers errors and omissions policy in the amount of $8,000,000. Although it is aware of no such claims to date, the Company may be exposed to potential professional liability claims by hospital-clients and patients of providers that participated in the Company's Care3 health maintenance organization as a result of the negligence or other acts of physicians. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that adequate levels of coverage will be available in the future at a reasonable cost. In the event of a successful claim against the Company that is partially or completely uninsured, the Company's financial condition and reputation could be materially and adversely affected

As various agencies of the federal government audit bills submitted by hospitals throughout the country under the Medicare and Medicaid programs, it is to be anticipated that these hospitals will include hospitals which have retained the Company's Quality Management Program. If an audited hospital agrees to refund any charges to the federal programs, that hospital may seek to recover some or all of such amounts from Company under various theories. It is the Company's position that it does not submit bills, control bills or prepare bills and therefore has no liability for any such amounts. To defend the hospital, however, the Company has generally agreed in its contracts with many QMP hospitals that, for a period of two (2) years after termination of a contract with a hospital, to assist the hospital in defending any diagnosis submitted for patients on whose medical records the Company consulted. To date, two (2) QMP hospital clients have requested such assistance and more are expected to do so as the federal audit process continues.


             INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, AND LICENSE

The Company regards certain features of its services and documentation as proprietary and relies on a combination of contract, copyright, and trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally obtains non-disclosure agreements from its employees and hospital-clients and limits access to and distribution of its software, documentation, and other proprietary information. The Company believes that trade secret and copyright protection are less significant than factors such as the knowledge, ability, and experience of the Company's employees and the timeliness and quality of the services it provides.

                                    EMPLOYEES

As of June 30, 1998, excluding 10 employees of the discontinued health plan operations, the Company has 58 full-time and 24 part-time employees distributed by position as follows: 36 management, administrative and marketing personnel; 17 QMP Regional Physician Manager Consultants; 12 QMP Health Information Specialists; 10 UR/QA Nurses; and 7 UR/QA contracted Physician Consultants. The Company is not subject to any collective bargaining agreements, and it considers its relations with employees to be good.

                   BUSINESS CONSIDERATIONS AND CERTAIN FACTORS
                  THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Discussion of certain matters contained in this Form 10-KSB may constitute forward-looking statements within the meaning of the Securities Reform Act of 1996, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceive opportunities in the market and statements regarding the Company's mission and vision. Such forward-looking statements are labeled "Outlook." The Company's actual results, performance and achievements may differ materially from the results, performance or achievements expressed or implied in such forward-looking statements. In addition to other information contained in this Form 10-KSB, the following is a summary of some of the important factors that could affect the Company's future results of operations and/or its stock price, and should be considered carefully in evaluating the Company.

TRENDS OR UNCERTAINTIES WHICH MAY IMPACT REVENUES FROM CONTINUING OPERATIONS

Through most of fiscal 1997 the Company experienced rapid growth in its QMP business. Under contracts then in effect, the Company would typically be compensated by a hospital client only in the event it generated increased revenue for that hospital. This "the risk is on us" policy made it simpler to obtain new hospital clients. In January 1997, the Federal Government issued a "fraud alert" announcing that it would examine with heightened scrutiny any contract with a health care provider which provided a financial incentive to obtain more funds from the Medicare program. This announcement, along with highly-publicized initiatives of the federal government to examine, challenge and prosecute hospitals, physicians, medical executives, medical laboratories and others caused hospitals throughout the United States to reduce or cease outside contracting for consulting services such as the Company provides. Although the Company's Quality Management Program has always concentrated heavily on regulatory compliance, many hospital clients were primarily attracted by its generally positive financial results. As hospitals' awareness of enforcement against regulatory violations increased, the Company highlighted the regulatory compliance aspects of its QMP and changed its predominant billing arrangements from "results oriented" to fixed fee billings with most of its hospitals in fiscal 1998. The combination of eliminating "results oriented" billing and the near standstill in hospitals' willingness to enter into new contracts caused a decrease in revenue per discharge and a significant decrease in the rate of adding new hospital clients. As a consequence, the Company only started one new hospital account during the first two quarters of fiscal 1998. The Company started five new hospital accounts during the third quarter and three new hospital accounts during the fourth quarter of fiscal 1998. Federal regulators make widely disseminated pronouncements threatening severe sanctions, both civil and criminal, against health care providers. Federal enforcement officials have also engaged in practices the Company believes constitutes retroactive application of regulatory interpretations which differ significantly from interpretations widely accepted and applied in the industry for many years. The Company's agreements with its hospital clients generally obligate the Company defend its recommendations for a period of up to two years after the end of each contract. The Company may be called upon to do this on an increasing basis. The ultimate impact this will have on the Company's revenues and expenses cannot be determined with any certainty.

         See "Item 1.  Description of Business -- New Products and Services."

OUTLOOK: The Company believes its has adapted successfully to the changed market conditions and will rely on its greater medical sophistication and its clinical core competency to distinguish its services from those of its competitors. It has identified and made multiple presentations to over 34 prospective hospital clients which the Company believes represent potential candidates to retain the Company's services for its Quality Management Program during the first half of fiscal 1999. The Company's marketing and sales staff have been retrained and expanded to be able to offer the Company's consulting services more effectively. The Company believes its sales efforts will continue to add new hospital clients to its prospective client list. While, the Company does not foresee a return to the conditions which allowed the Company to add new hospital clients rapidly, the increased federal scrutiny has made it much more difficult for many of its lower-cost competitors to satisfy hospitals of their competence to render competing services. For the long term, the Company believes that its physician-oriented philosophy, its strong expenditures in regulatory compliance and its greater medical sophistication will allow it to survive and prosper while many of its competitors may not.

POTENTIAL FLUCTUATION IN OPERATIONS AND OPERATING RESULTS

The Company's operating results could vary from period to period as a result of seasonality in discharges of Medicare patients by Quality Management Program hospital-clients, fluctuations in severity of illness, changes in the Medicare prospective payment system, the expiration of contracts to provide Quality Management Program services coupled with a failure to replace such contracts with comparable engagements, under performing contract engagements (to the extent a contract relies on "results oriented" billing as opposed to a fixed fee), and changes in governmental regulations.

         See "Item 6. Management's Discussion and Analysis."

OUTLOOK: The Company expects an increase in gross revenues during the third and forth quarters of fiscal 1999 as its sales efforts begin to produce new contracts. A number of factors make predicting the timing or level of this increase extremely difficult. Primary among these factors is the practical difficulty of obtaining contractual concurrence with both the administration and medical staff of a prospective hospital. In simple terms, it takes a long time to meet with enough staff physicians, educate them on the key aspects of the Quality Management Program, and wait for meetings (typically held only once a month) of the medical staff in order to complete the contracting process.

RISK OF MEDICARE AUDITS ON QUALITY MANAGEMENT PROGRAM BUSINESS

Hospitals and physicians providing services under Medicare are subject to regulatory responsibilities imposed by the Health Care Financing Administration. Peer Review Organizations ("PROs") engaged by HCFA in each state routinely review and audit reimbursement requests, including patient admissions, quality of care, and appropriateness of diagnostic-related group("DRG") selections, among other things. The depth of review varies from hospital to hospital. There is always a risk that PRO attention may focus with increased scrutiny on reimbursement requests submitted by hospital-clients of the Company that achieve increased reimbursements as a result of the Quality Management Program. In addition, HCFA investigates allegations of fraud and abuse of Medicare and Medicaid and has instituted a multi-state program called "Operation Restore Trust" to punish persons engaged in fraud and abuse of Medicare and Medicaid, recover funds, identify areas of vulnerability, and prevent fraud. Among the areas of investigatory interest to HCFA are billing code fraud, billing schemes, contingent fees, and kickbacks involving providers. Historically, the Quality Management Program has not been the cause of a focused review or audit by a PRO or a formal investigation by HCFA. However, there can be no assurance that focused reviews, audits, or investigations will not occur in the future. A denial of reimbursement requests submitted by a hospital-client could result in one or more hospital-clients seeking to withdraw from their contracts, and could result in a formal investigation by HCFA. Such events could have a material adverse effect on the Company.

OUTLOOK: The Company expects at some point that a hospital may claim indemnification from the Company for billings submitted through the PRO and to the HCFA if such billings result in denials or formal investigations. It is the Company's position that such a claim would have no basis in law as the Company makes no billing decisions for any hospital. The Company prepares no bills, handles no billing, and has no authority -- legal or otherwise -- for billings for a hospital. All billings submitted by a hospital are those of the hospital, not the Company.

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

PRINCIPAL CLIENTS

The Company has provided Quality Management Program services to several hospitals affiliated with a common management company or hospital system. The Company is continuing its efforts to expand its Quality Management Program client base to reduce its dependence on hospitals which are affiliated with one common management company or hospital system.

         See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Significant Customer -- QMP."

GOVERNMENT REGULATION

The Quality Management Program hospital-clients are subject to substantial regulation at both the federal and state levels. The Company is subject to a number of laws governing issues as diverse as relationships between health care providers and their referral sources, prohibitions against providers referring patients to an entity with which the provider has a financial relationship, licensure and other regulatory approvals, the corporate practice of medicine, and regulation of unprofessional conduct by providers, including fee-splitting arrangements. Although the Company believes that its current operations comply, and its proposed operations will comply, with relevant federal and state laws, many aspects of the relationships between the Company and its hospital-clients have not been the subject of judicial or administrative interpretation. An adverse review or determination by any court or applicable administrative agency or changes in the regulatory requirements could have a material adverse effect on the operations and financial condition of the Company.

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

DEPENDENCE UPON REIMBURSEMENT BY THIRD-PARTY PAYORS

Clients for the Company's Quality Management Program derive substantial revenue from third party payors. The health care industry is undergoing cost-containment pressures as third-party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced rate payments with medical service providers. The Company believes that this trend will continue. Reductions in payments to hospitals or other changes in reimbursements for health care services could have a direct or indirect material adverse effect on the Company, including increasing demand for the Company's services.

SUBSTANTIAL COMPETITION

The Company's Quality Management Program competes for hospitals as clients in a highly competitive environment. Many of these competitors have substantially greater financial, marketing, and management resources than the Company. Although the Company believes the acceptance of its Quality Management Program and related professional services and its familiarity with and reputation in medium size hospitals will enable it to compete successfully. There can be no assurance that the Company will be able to compete effectively against existing competitors or that additional competitors will not enter the markets the Company plans to serve.

                  See "Item 1.  Description of Business -- Competition."

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

DEPENDENCE ON KEY EXECUTIVE

The Company depends to a significant extent on the efforts and skills of its Chairman, President and Chief Executive Officer, David N. Birman, M.D. The Company has entered into an employment agreement with Dr. Birman. The loss, incapacity, or unavailability of Dr. Birman could adversely affect the Company's operations. The Company maintains a $1,000,000 key man insurance policy on his life.

DISCONTINUED OPERATIONS

The Company has discontinued its health care plan operations and must now look exclusively to its consulting business to generate revenues. The Company's 69%-owned HMO in Mississippi, Care3, Inc. ("Care3"), is currently under the control of the Mississippi Insurance Commissioner who is conducting winding down operations.

OUTLOOK: As the Company's health plan operations did not prove to be profitable, the discontinuance of the Company's health plan operations remove a substantial drain on the Company's financial and managerial resources. The Company believes that the resulting ability to concentrate on its core competency will significantly enhance its consulting business. The Company believes that Care3's reserves are adequate to pay all claims of its members and is aware of no grounds on which a claim against the Company regarding Care3 could be based. There can be no assurance of this until all such claims and costs of rehabilitation are presented.

FUTURE CAPITAL NEEDS

Implementing the Company's growth strategy will require additional capital for marketing and the expansion of the Quality Management Program and development of new products and services. To date, the Company has financed its growth primarily through operating income, a bank term loan, the proceeds of private offerings of shares of Common Stock, and the proceeds of the Company's initial public offering of Common Stock on February 12, 1997. The Company believes that its existing cash resources, cash flow from operations, and available lines of credit will be sufficient to meet the Company's working capital and expansion needs for at least the next 12 months.

OUTLOOK: Since the rate of expansion of the Company's business will depend in part on the availability of capital, the Company may be required to raise additional capital in the future. The Company may obtain such capital through additional borrowings or the issuance of additional equity or debt securities, either of which could have an adverse effect on the value of the shares of Common Stock. There can be no assurance that the Company will be able to secure such financing, if necessary, on favorable terms. If the Company is unable to secure additional financing in the future, its ability to pursue its growth strategy may be delayed, perhaps indefinitely, and its results of operations for future periods could be adversely affected.

         See "Item 6. Management's Discussion and Analysis -- Liquidity and Capital Resources."

ITEM 2. DESCRIPTION OF PROPERTY.

The Company is headquartered in Cookeville, Tennessee, approximately 80 miles east of Nashville, Tennessee. During fiscal 1998, the Company moved into a 20,000 square foot building which was built to the Company's specifications under a lease agreement. The term of the lease is ten years commencing January 1, 1998. The Company has an option to purchase the new building. In addition, the Company leases approximately 2,000 square feet of office space in Jackson Mississippi for the operations of Hughes and Associates. This lease expires on March 31, 1999. All office space occupied by the Company is leased from unaffiliated third parties and the Company believes facilities are adequate.

ITEM 3. LEGAL PROCEEDINGS

The Company currently is not a party to any material legal proceedings.

In April, 1998, the Company supplied certain documents to the United States Department of Justice ("DOJ") concerning its business pursuant to an administrative subpoena, (the "Subpoena") served on February 24, 1998 under the Health Insurance Portability and Accountability Act of 1996. Since April, 1998, the Company has not been requested to provide any further documents or information to the DOJ related to the subpoena.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.




PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

Birman Managed Care's Stock is traded on the NASDAQ Stock Market, which bears the symbol "BMAN". The quarterly range of prices per share since the Company began trading on February 12, 1997 is as follows:

                  Quarter Ended                                                Common Stock
                                                                       ------------------------------
                                                                           High              Low
                                                                       --------------    ------------
                  Fiscal Year Ended June 30, 1997:
                      June 30, 1997                                       $ 7 5/8        $ 5 1/2
                  Fiscal Year Ended June 30, 1998
                      September 30, 1997                                  $ 7 0/0        $ 4 3/8
                      December 31, 1997                                   $ 7 5/8        $ 5 0/0
                      March 31, 1998                                      $ 6 1/2        $ 3 1/2
                      June 30, 1998                                       $ 6 1/2        $ 4 0/0

On October 1, 1998, the latest reported sales price of the Company's Common Stock was $5.00 per share. NASDAQ requires a minimum tangible net worth of $4,000,000 in order to remain listed. The Company's tangible net worth as of June 30, 1998 was $4,605,583.

The approximate number of security holders of record as of June 30, 1998 was 1,600. To date, the Company has not paid any cash dividends on its Common Stock. The payment of dividends in the future will be within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. The Company does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain earnings for use in the Company's business operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the Business Considerations and Certain Factors That May Affect Future Results of Operations included elsewhere in this annual report. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. The consolidated financial statements present the continuing operations of Birman Managed Care, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

The following table represents results from continuing operations and sets forth percentage of revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the periods indicated.


                                          FISCAL YEAR                           FISCAL YEAR
                                             ENDED                                 ENDED
                                         JUNE 30, 1998         %               JUNE 30, 1997        %

Revenue                                   $ 8,722,514         100%               $12,333,877       100%
Cost of revenue                             4,017,490          46%                 4,222,316        34%
                                     -------------------------------         ----------------------------
Gross Profit                                4,705,024          54%                 8,111,561        66%

SG&A Expenses                               7,884,642          90%                 6,147,453        50%
                                     -------------------------------         ----------------------------
Income (loss) from continuing
    operations                             (3,179,618)        (36%)                1,964,108        16%
Other Income (expense)
    Interest income                           316,373           4%                   219,903         2%
    Interest expense                          (19,590)          --                    (2,874)        --
    Miscellaneous revenue                          --                                  5,035         --
    Loss on disposal
       of assets                              (42,973)         (1%)                   (8,126)        --
                                     -------------------------------         ----------------------------
Income (loss) from continuing
    operations before income taxes         (2,925,808)        (33%)                2,178,046        18%

Income tax (exp.) benefit                     793,684           9%                (1,364,177)      (12%)
                                     -------------------------------         ----------------------------

Net Income (Loss) from
    continuing operations                  (2,132,124)        (24%)                  813,869         6%
Loss from Discontinued
    operations                             (3,565,649)        (41%)                 (637,888)       (5%)
Loss on Disposal of Health Plan
    business                                 (984,973)        (11%)                        --         --
                                     -------------------------------         ----------------------------
Net income (loss)                         $(6,682,746)        (76%)                $ 175,981         1%
                                     ===============================         ============================

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

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1997:

REVENUE

General

For fiscal 1998 (fiscal year ended June 30, 1998), consolidated revenue decreased by 29% to approximately $8,723,000, from approximately $12,334,000 in fiscal 1997 (fiscal year ended June 30, 1997). In addition to a decrease in consolidated revenue, there has been a change in the revenue distribution between the business divisions of the Company. The Utilization Review business now represents 10% of total revenue as compared to 5% of total revenue in the prior fiscal year. The following table shows revenue by business division:

                      Table of Revenue by Business Division

                                                     Fiscal 1998             Fiscal 1997
                                                  ------------------     --------------------
Quality Management Program                        $        7,834,354        $     11,737,837
Utilization Review/Case Management                           888,160                 596,040
                                                  -------------------    --------------------
Total Gross Revenue                               $        8,722,514        $     12,333,877
                                                  ===================    ====================

Quality Management Program (QMP)

The Quality Management Program (QMP) experienced a 33% decrease in revenue to approximately $7,834,000 for fiscal 1998, from approximately $11,738,000 in fiscal 1997. Approximately $3,200,000 of the revenue decrease was the impact incurred during the fiscal year from the shift from "results-oriented" compensation contracts to fixed fee compensation contracts. Approximately $700,000 of the revenue decrease was from lost business not replaced with new accounts. The Company experienced a delay in closing new business accounts during the first half of fiscal 1998 due to the hostile business climate created by the federal government's increased scrutiny of health care providers and the need to adapt the Company's marketing strategy to that environment.

Period to period changes in QMP business is measured in discharge volume and by "per discharge" revenue. The Company experienced a decline in "per discharge" revenue recognized from its consulting services to approximately $147 per discharge in fiscal 1998 as compared to $206 per discharge in fiscal 1997. The Company is currently receiving an average of $130 per discharge. This decline in "per discharge" revenue is a result of the shift from "results-oriented" compensation contracts to fixed fee compensation contracts made in response to the federal government's announced initiative to scrutinize more closely any contracts with a health care provider, such as hospitals, which include an incentive to increase reimbursements from the Medicare program. As long as the Company's compensation was based entirely upon results, the Company's fees had not been a material impediment to closing new consulting agreements. With the practical need to convert to fixed fee arrangements, the cost of the Company's services became an issue as many hospitals viewed the Company as competitive with lower cost "coding companies." The need to distinguish the Company's physician-to-physician services from those non-medical, clerically-oriented companies required substantially more effort and time. The Company also was required to re-orient its marketing personnel to stress the regulatory compliance value of the QMP, a feature not generally found with lower-cost services. The actual discharge volume decreased by 6% to 53,291 discharge records reviewed in fiscal 1998 as compared to 56,925 discharge records reviewed in fiscal 1997.

During the first and second quarters, the impact of heightened government regulatory enforcement against the health care industry in general created a climate of hesitation among the Company's potential hospital clients. As a consequence, the Company only started one new hospital account during the first two quarters of fiscal 1998. The Company started five new hospital accounts during the third quarter and three new hospital accounts during the fourth quarter of fiscal 1998. Although the number of hospital-clients on contract has decreased to 23 as of June 30, 1998, from 30 in the prior year, the average size of the hospital-client has increased. During fiscal 1999, the Company will realize revenue from a new contract to provide QMP, compliance, training, and other services for three large hospitals managed and operated by The Health Alliance of Greater Cincinnati, an Ohio non-profit corporation. (See Significant Customer -- QMP). Work began at two of the hospitals during May 1998 with a third hospital to begin possibly during the third quarter of fiscal 1999.

Outlook: The Company believes that the current government regulatory climate has brought substantial pressure on less-sophisticated "coding companies" which cannot offer the regulatory compliance services or physician-to-physician credibility provided by the Company's staff. This allows the Company to differentiate itself further from these non-medical, clerical services against which the Company is forced by the market to compete. Although this has initially adversely impacted the Company's revenues, the Company believes that for the long term, its substantial investment in physicians and in regulatory research, updating and communication will provide a substantial competitive advantage. The Company continues to develop new consulting products geared to the different aspects of the health care industry. In addition, the Company believes that it will be successful at closing additional new contracts during fiscal 1999 because of additional marketing professionals hired during the fourth quarter of fiscal 1998 and the development of a more tactically refined sales process. The Company currently has six fully trained marketing professionals as compared to only one marketing professional during the comparable period of the prior year. Per discharge revenue will be more stable during fiscal 1999 as there will be a minimal impact felt from the shift of the remaining few "results-oriented" QMP contracts to fixed fee contracts.

         See "Item 1.  Description of Business -- New Products and Services."

Significant Customers -- Q M P

The Company has provided services to a number of hospitals operated by Quorum Health Resources, Inc. ("Quorum") since 1991. Services provided to hospitals operated by Quorum generated approximately 20% and 22%, respectively, of the Company's revenue in both fiscal 1997 and 1998. Over the past five years, the Company has provided its Quality Management Program at 36 Quorum-operated facilities. Currently, the Company is providing Quality Management Program services at 6 Quorum-operated facilities. The Company also provided Quality Management Program services through December 31, 1997, for two hospitals owned by St. Barnabas Health System, which represents approximately 14% and 13% of the Company's revenues for fiscal 1997 and 1998, respectively. The St. Barnabas contract concluded activities effective December 31, 1997 in accordance with its terms.

In April 1998, the Company entered into a contract to provide QMP, compliance, training, and other services for three large hospitals managed and operated by The Health Alliance of Greater Cincinnati (the "Health Alliance"), an Ohio non-profit corporation. Work at the two hospitals began in May 1998 with a third hospital to begin possibly sometime during the next two quarters. The contract has three phases to the program with a decreasing level of consulting services and related fees. Phase I provides for full implementation and training under the QMP. Phase II and III provides further training and education and a transition to monitoring and maintenance of a Health Alliance-operated compliance program. Services provided under this contract with The Health Alliance resulted in approximately 10% of the Company's revenue in 1998.

Outlook: The Company expects that The Health Alliance contract will replace a large percentage of the revenue and gross profit lost as a result of the expiration of the St. Barnabas contracts.

Utilization Review/Case Management

Revenue from the operations of Hughes and Associates, Inc., the Company's utilization review (UR) business in Mississippi, increased by 49%, to approximately $888,000 for fiscal 1998 from approximately $596,000 in the prior fiscal year.

Outlook: The Company expects the UR business to continue to show growth in revenue through fiscal 1999, but at a slower growth rate. The revenue and earnings from Hughes & Associates, Inc. are not expected to contribute materially to consolidated revenue or earnings of the Company. In July 1998, Hughes & Associates executed a one year contract to provide medical utilization review management services for The University of Mississippi Medical Center. Hughes will report between $20,000 to $30,000 of additional revenue per month from this contract. The University of Mississippi Medical Center will be a significant customer for Hughes during fiscal 1999. As part of the Company's new Self-Insured Medical Cost Management program, Hughes & Associates is expected to play a larger role. Should this program experience rapid growth, Hughes & Associates may experience similarly rapid growth.

COST OF REVENUE

The cost of revenue includes all costs directly associated with the operations of the QMP and UR business, including compensation of physicians, nurses, and allied health specialists, consulting staff travel and lodging, and other direct costs. The following table shows the cost of revenue by business division:

                  Table of Cost Of Revenue By Business Division

                                        Fiscal 1998           Fiscal 1997
                                         ----------            ----------
QMP                                      $3,566,164            $3,928,134
Utilization Review/Case Mgt                 451,326               294,182
                                         ----------            ----------
Consolidated Cost of Revenue             $4,017,490            $4,222,316
                                         ==========            ==========

Total cost of revenue for the Company decreased slightly by 5%, to approximately $4,017,000 for fiscal 1998, but not in proportion to the 29% decrease in revenue. Cost of revenue as a percentage of total revenue increased to 46% for fiscal 1998 from 34% for the prior fiscal year. This was due to a shift from "results-oriented" compensation contracts to fixed fee compensation contracts for the Quality Management Program, which resulted in decreased profit margin. At the end of fiscal 1998, most of the QMP contracts were fixed fee contracts.

Outlook: Cost of revenue as a percentage of total revenue will be more stable as minimal impact should be seen from the shift of the remaining few "results-oriented" QMP contracts to fixed fee contracts. Cost of revenue for the Company's new products remains undetermined as the Company has not begun delivering a sufficient amount of those services to determine accurately the ultimate cost of those services or the prices for which those services can be provided.

GROSS PROFIT

For fiscal 1998, the Company's gross profit decreased by 42% to approximately $4,705,000 from $8,112,000 in the prior fiscal year. The Company's gross profit margin decreased to 54% of revenue for fiscal 1998 from 66% of revenue in the prior fiscal year.

The following chart shows gross margin percentages by business division:

               Table of Gross Profit Margin By Business Division:

                                            Fiscal 1998         Fiscal 1997
                                            % of Revenue       % of Revenue
                                            ------------       ------------
Quality Management Program                       55%               67%
Utilization Review/Case Management               50%               51%
                                                 --                --

Consolidated Gross Margins                       54%               66%
                                                 --                --

Gross profit margin for the Quality Management Program decreased from 67% in fiscal 1997 to 55% in fiscal 1998. This decrease in gross profit was due to decreased revenues from the Quality Management Program as a result of a shift from "results-oriented" compensation contracts to fixed fee compensation contracts. Gross profit margin for the Utilization Review/Case Management business remained stable at 50% for fiscal 1998 as compared to 51% for fiscal 1997.

Outlook: The QMP and UR businesses are anticipated to produce gross profit margins of 50% to 55% of revenue in the near term. In fiscal 1999, gross margin will increase in proportion to revenue growth. Gross margin percentages will be more stable as minimal impact should be felt from the shift of the remaining few "results-oriented" QMP contracts to fixed fee contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $1,737,000 or 28%, to approximately $7,885,000 for fiscal 1998.

The increase in selling, general and administrative expense for fiscal 1998 was primarily attributable to (i) approximately $720,000 of additional salary and benefit expense due to the expansion of the Company's management team and other administrative support personnel and approximately $156,000 in relocation expense for two new executives, (ii) an increase in legal and professional fees of approximately $672,000 related to regulatory compliance advice, on-going litigation and public reporting, (iii) litigation settlement expense of $291,756, (iv) additional expense of approximately $223,000 incurred as a newly publicly held company for listing fees, directors expense, D&O liability insurance, and investor relations, (v) approximately $154,000 of expense for new product development, (vi) approximately $328,000 in additional marketing expense and approximately $256,000 in additional travel and lodging expense, and (vii) approximately $300,000 in additional depreciation, occupancy and other expense. The increases in selling, general and administrative expense were offset by reductions of approximately $1,350,000 as the Company did not incur additional stock based compensation expense or additional executive bonus expense in fiscal 1998.

Outlook: The Company anticipates that selling, general, and administrative expense will decrease through at least the next two fiscal quarters. The Company does not anticipate any non-recurring charges for the next fiscal year. The Company anticipates that legal and professional fees will decrease due to the settlement of all material pending litigation during fiscal 1998. On June 30, 1998, the Company implemented a series of steps designed to reduce the Company's other selling, general and administrative expense and cash operating requirements. These steps included a reduction in force and staff position consolidations which eliminated eight staff positions, an across-the-board pay reduction for most employees ranging from 10% to 30% of salary, and a reduction in certain expenses. Management does not believe that these steps will adversely affect the Company's ability to service its consulting clients and to continue to attract new clients.

INTEREST INCOME AND EXPENSE

Interest income increased to approximately $316,000 for fiscal 1998 from approximately $220,000 in the prior fiscal year. This increase was attributable to interest earned on the increased balance of cash deposits held primarily in money market and other short-term investment accounts.

Interest expense increased to approximately $20,000, for fiscal 1998 from approximately $3,000. This increase was due to the accrual of interest on a note payable for the original acquisition of Care3, Inc. (previously Canton Management Group, Inc.) which owned the Mississippi HMO. This business segment was treated as discontinued operations for fiscal 1998, but the note payable remains an obligation of the Company.

PROVISION FOR INCOME TAX BENEFIT

The provision for income tax benefit from continuing operations was approximately $794,000 for fiscal 1998. This benefit was attributable to the Company's loss from continuing operations for fiscal 1998. The provision for income tax benefit from continuing operations as a percentage of revenue was 9% for fiscal 1998 as compared to income tax expense from continuing operations of 12% of revenue in the prior year.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

For fiscal 1998 the Company reported a net loss from continuing operations of $2,132,124, as compared to net income of $813,869 in the prior fiscal year.

The net loss from continuing operations for fiscal 1998 was primarily from a decrease in revenue and gross margin from the Quality Management Business. In addition, the Company experienced a 28% increase in selling, general and administrative expense as a result of a non-recurring charge of $291,756, staffing additions to the Company's management team, new product development, increase in legal and professional fees, corporate compliance activities and expenses incurred as a new publicly held Company.

Outlook: The Company anticipates lower net operating losses in the first two quarters of fiscal 1999 as (i) revenue is realized from the additional contracts from the investment made in additional marketing personnel for QMP and (ii) selling, general and administrative costs decrease due to steps taken by the Company on June 30, 1998 to reduce overhead. The Company expects to break even for the third quarter of fiscal 1999 and expects to return to a profit by the fourth quarter of fiscal 1999.

LOSS FROM DISCONTINUED OPERATIONS

For fiscal 1998, the Company reported loss, net of tax, for discontinued operations of $3,565,649 as compared with a loss from the discontinued operations of $637,888 in the prior fiscal year. This item includes all revenue and expenses from the operations of Care3, Inc., the health plan in Mississippi, and the related health plan management subsidiaries of MMMC, Inc., BMC Health Plans, Inc. and TMMC, Inc.

LOSS ON DISPOSAL OF HEALTH PLAN

For fiscal 1998, the Company reported a loss, net of tax, of $984,973 on disposal of the health plan operations of the Company. This item includes the capital invested in Care3, Inc., the health plan in Mississippi, and the related health plan management subsidiaries of MMMC, Inc., BMC Health Plans, Inc., and TMMC, Inc., and costs to wind down operations net of any recoveries.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1998, the Company funded its continuing operations and business development activities primarily through operating revenue and cash on deposit of approximately $2,936,000. The Company invested approximately $856,000 to furnish and improve the Company's new office building. During fiscal 1998 the Company invested approximately $2,214,000 in discontinued operations.

The Company will use $500,000 to $750,000 of cash resources during the first two quarters of the next fiscal year to fund anticipated operating losses for the quarter. In addition, the Company will use approximately $420,000 during the first and second quarters to fund costs related to the wind down of discontinued health plan operations of the Company. The Company expects to receive an income tax refund of approximately $1,300,000 during the third quarter from the carryback of net operating losses.

The Company has available a working capital line of a $1,500,000 (maximum principal) credit facility with American National Bank and Trust Company of Chicago which as of the date hereof has not been drawn against. The facility has a maturity date of October 31, 1998. The credit facility is secured by a pledge of the Company's Quality Management Program, utilization review and premium receivable accounts receivable. These accounts receivable are obligations of the hospital clients of Birman & Associates and employer clients of Hughes & Associates, Inc. and are not Medicare or Medicaid receivable accounts.

Outlook: The Company believes that existing cash resources and available credit facilities will be sufficient to meet the Company's anticipated expansion and working capital needs for the next twelve months. The Company has not drawn on its line of credit and expects the line to be renewed for another year. The Company, however, may raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions to fund future expansion of its business either before or after the end of the twelve month period. There can be no assurance that acceptable financing for future transactions can be obtained.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1996

NET INCOME

For fiscal 1997 (fiscal year ended June 30, 1997), the company reported net income from continuing operations of $813,869 as compared to $1,854,137 for fiscal 1996. These results include a non-cash charge for stock-based compensation of $1,191,665 for fiscal 1997 resulting from the release of escrowed shares, which is offset on the Company's balance sheet by a corresponding increase to paid-in capital. In connection with the Company's initial public offering of Common Stock by Prospectus dated February 12, 1997, David N. Birman, MD, an officer and Director of the Company, deposited 1,000,000 shares of Common Stock into escrow. For fiscal 1997, 333,333 of these shares were released from escrow as the Company achieved the earnings target of $.17 per share as defined in the escrow agreement. The release of the shares from escrow resulted in a non-cash charge to operations for stock based compensation based on the fair market value of the shares on June 30, 1997. Net Income for fiscal 1997, including the non-cash charge for stock based compensation, was $175,981 or $.02 per share.

REVENUES

Revenue for the Company increased by 47%, to approximately $12,334,000 for fiscal 1997, from approximately $8,354,000 in the prior year.

The Quality Management Program experienced a 40% growth rate which was attributable to management's action to initiate engagements of new hospital-clients and to specifically target larger hospital-clients for the Quality Management Program. Period to period changes in the volume of the Quality Management Program business of the Company is measured in aggregate annual Medicare discharges of the Company's hospital-clients. Aggregate Medicare discharges is a factor of the size and number of hospital-clients. The aggregate Medicare discharges of the hospital-clients increased by 58% to approximately 57,000 for fiscal 1997, from approximately 36,000 in the prior year. Although the Company experienced significant growth in revenue, the number of hospital-clients on contract was 29 at the end of both years as the average hospital client sized has increased. In response to requests made by new and existing hospital-clients, management has decided to change its fee structure from contingency to fixed fee arrangements. As a result of this, revenue per discharge has decreased by approximately 12% for fiscal 1997. Management anticipates that revenue per discharge will stabilize during the next fiscal year after all contingency contracts have been converted to fixed fee contracts.

Revenue of $596,000 is attributable to the operations of Hughes and Associates, Inc. which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year. The prior year operating results of Hughes & Associates were not presented on a proforma basis as they were considered immaterial.

COST OF REVENUE

The cost of revenue includes all costs directly associated with the operations of the Quality Management Program and Hughes & Associates, Inc., including compensation of physicians and allied medical specialists, consulting staff travel and lodging, and other direct costs of the Quality Management Program and the UR/QA division. Cost of revenue for the Company increased by 85%, to approximately $4,222,000 for fiscal 1997, from approximately $2,279,000 in the prior year. The Company's cost of revenue as a percentage of revenue increased to 34% for fiscal 1997 from 27% for the prior year, an increase of 8% due primarily to (i) an increase in recruitment and training costs for the Quality Management Program due to the hiring of additional physicians and allied medical specialists for hospital engagements scheduled or anticipated to start during the year, and (ii) an increase in other costs related to the Quality Management Program, and (iii) an increase in costs associated with the operations of Hughes & Associates, Inc. which was acquired in June 1996 and not consolidated with the financial statements in the prior year end.

GROSS MARGIN

Gross profit margin for the company increased by 33% to approximately $8,112,000 for fiscal 1997, from approximately $6,075,000 in the prior year. The Company's gross profit margin as a percentage of revenue decreased to 66% for fiscal 1997 from 73% for the prior year. The decrease in gross profit margin was primarily due to an increase in cost of revenue related to the Quality Management Program. In addition, the Company's gross profit margin was moderately affected by the consolidation of lower gross margin business from Hughes and Associates, Inc. which was acquired in June 1996 and not consolidated with the financial statements in the prior year. The Company anticipates that gross profit margin as a percentage of revenue will decrease over the next fiscal year due to a change in fee structure for the Quality Management Program which may result in reduced gross profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 100%, to approximately $6,147,000 for fiscal 1997, from approximately $3,070,000 in the prior year. The increase in selling, general and administrative expenses for fiscal 1997 was primarily attributable to (i) the expansion of the Company's management team and
(ii) selling, general and administrative expenses for Hughes & Associates, Inc., which was acquired in June 1996 and not consolidated with the financial statements in the comparable period of the prior year, (iii) accrual of bonuses pursuant to the Executive Bonus Plan, and (iv) a non-cash charge for stock-based compensation of $1,191,665 resulting from the release of escrowed shares.

STOCK BASED COMPENSATION

Based on meeting target results of fiscal 1997, 333,333 shares of common stock held by David N. Birman, M.D., the Company's founder, chairman and chief executive officer, were released from escrow under an agreement made in connection with the Company's initial public offering of stock completed February 12, 1997. The release resulted in a non-cash charge to operations for stock based compensation based on the fair market value of the shares on June 30, 1997. This non-cash charge for stock based compensation was offset on the Company's balance sheet by a corresponding increase to paid-in capital and thus had no impact on stockholders' equity. As a percentage of revenue, the charge for stock based compensation was 9.7% for fiscal 1997. There was no charge for stock based compensation in the prior fiscal year.

INTEREST INCOME AND EXPENSE

Interest income increased to approximately $220,000 for fiscal 1997, from approximately $47,000 in the prior year. This increase was attributable to interest earned on the increased balance of cash deposits held primarily in money market accounts, certificates of deposit and commercial paper, and also on the increased balance on loans made by the Company to Dr. Birman during the first and second quarters in connection with the farm operations distributed to him in fiscal 1995. Interest expense decreased to approximately $3,000 for fiscal 1997, from approximately $43,000 in the prior year, as a result of the Company repaying the entire outstanding principal of its term loan in June 1996.

PROVISION FOR INCOME TAX EXPENSE

The provision for income tax expense from continuing operations increased by 47% to approximately $1,364,000. This increase was attributable to an increase in the Company's taxable income from continuing operations for fiscal 1997 primarily related to the stock compensation charge of $1,191,665, which is not deductible for income tax purposes. The provision for income tax expense from continuing operations as a percentage of revenue decreased to 11% for fiscal 1997 from 14% in the prior year.

LOSS FROM DISCONTINUED OPERATIONS:

For fiscal 1997, the Company reported a loss for discontinued operations, net of tax, of $637,888. This item includes all revenue and expenses from the operations of Care3, Inc., the health plan in Mississippi, and the related health plan management subsidiaries of MMMC, Inc., BMC Health Plans, Inc. and TMMC, Inc.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1997, the Company financed its continuing operations and business development activities primarily through operating revenue. For fiscal 1997, the Company produced cash from operating activities continuing operations of approximately $1,400,000. The Company invested in the purchase of property and equipment and repaid debt and capital leases using proceeds from operating activities. The Company invested $1,864,000 in health plan operations (including the acquisition of Care3) which were subsequently disposed of in fiscal 1998. During the first and second quarters, the Company advanced approximately $173,000 against notes receivable from Dr. Birman which was subsequently repaid on February 12, 1997 through the redemption of 174,800 shares of Common Stock. During the third quarter the Company collected $804,078 on all outstanding notes receivable from Dr. Birman through the redemption of 174,800 shares of his Common Stock, valued at $4.60 per share, at the time of the closing of the IPO (February 12, 1997). On January 15, 1997 the Company acquired all of the outstanding capital stock of Canton for $1,500,000, of which $700,000 was paid in cash and $800,000 was paid by the issuance of promissory notes payable in four equal annual installments of $200,000 each plus interest at the rate of 2% per annum on the unpaid principal balance.

Birman Managed Care, Inc. (the "Company"), successfully completed its initial public offering of 2,000,000 shares of its common stock, par value $.001 per share, at a price of $5.00 per share sold under its registration statement and prospectus dated February 12, 1997. The offering closed on February 19,1997, and net proceeds of $7,549,000 were received by the Company.

SEASONALITY

Revenue and operating results from the Quality Management program have, historically varied significantly from period to period based upon seasonality. The Company typically realized a substantial portion of its revenue during the calendar quarters ending December 31, March 31, and June 30, with significantly lower revenue realization during the calendar quarter ended September 30. Additionally, revenue fluctuated from month-to-month based on the total number of Medicare discharges experienced by hospital-clients and hospital-clients' average case mix index reflecting severity of illness. The Company anticipates that this seasonality will diminish with the change of its Quality Management Program fee structure to fixed fee arrangements.

ESCROWED SHARES

The Company contemplates that the release of the remaining Escrow Shares to Dr. Birman, who is an officer and director of the Company, should it occur, will result in a substantial non-cash compensation charge to operations, in the next fiscal year based on the then fair market value of the shares. Such charge could cause the Company to report a net loss or reduce or eliminate the Company's net income, for financial reporting purposes, for the period during which such shares are or become probable of being released from escrow. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity, it may have a depressive effect on the market price of the Company's securities.

             See "Principal Stockholders -- Escrow Shares."

IMPACT OF ACCOUNTING STANDARDS

Statement of Financial Accounting Standards "SFAS" No. 129, "Disclosure of Information about Capital Structure" issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 had no material effect on the Company's consolidated financial statements as of and for the year ended June 30, 1998.

SFAS No. 130, "Reporting Comprehensive Income" issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company, has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

SFAS No. 131, "Disclosure about segments of an Enterprise and Related Information" issued by the FASB is effective for financial statements beginning December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its Results of Operations.

SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" is effective for financial statements beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company does not expect adoption of SFAS No. 132 to have a material effect, if any, on its financial position or results of operations.

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters beginning after June 15, 1999. Earlier application is encouraged. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

YEAR 2000 ISSUES

The Company uses PC hardware equipment and packaged software in the operations of the consulting business and Utilization Review business. An initial evaluation has been performed to assess the impact of the year 2000 issue on all software and hardware. It has been determined that all existing hardware equipment is Year 2000 compliant, except for certain equipment scheduled to be retired. Various packaged software applications are used as tools in running the Company's accounting operations and for general business functions. Management plans to implement any necessary software vendor upgrades and modifications to ensure continued functionality with the Year 2000. The Company's business is not dependent upon computer systems of any significant customers, vendors or other third parties in the course of normal business. At present, management does not expect software upgrade costs or software replacement costs to exceed $50,000 in the aggregate. The Company has not yet established a contingency plan, but intends to formulate one to address unavoidable risks by July 1999.

The discontinued operations of the Company are not expected to cause Year 2000 compliance issues for the Company. The Care3 health plan in Mississippi is under the control of the Department of Insurance and is currently being closed down. The Company does not expect any remaining impact as the health plan will no longer be operational and all contracts with third parties will have fully expired by the year 2000.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by Item 310(a) of Regulation S-B are included in this Report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 6, 1998, the Company, with the approval of the Board of Directors and upon recommendation of the Audit Committee of the Board of Directors, advised BDO Seidman, LLP, that it was dismissing such accounting firm and was retaining the accounting firm of Deloitte & Touche LLP, as independent public accountants for the Company. The decision to retain Deloitte & Touche LLP, was made because of that firm's closer proximity to the Company's headquarters in Cookeville, Tennessee and that firm's extensive experience in health care related industries. The dismissal and replacement was not motivated by any disagreements between the Company and BDO Seidman, LLP concerning any accounting matter. During the entire period of BDO Seidman, LLP's engagement with the Company, there were no disagreements on any matter relative to accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of BDO Seidman,

LLP, would have resulted in a reference to the subject matters of the disagreement in connection with its report. The reports of BDO Seidman, LLP on the Company's financial statements have not contained an adverse opinion or a disclaimer of opinion, nor were the opinions qualified or modified as to uncertainty, audit scope, or accounting principles, nor were there any events of the type requiring disclosure under Item 304 (a) (1) (iv) of Regulation S-B of the Securities and Exchange Commission promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. During the two year period prior to February 6, 1998, the Company did not consult Deloitte & Touche LLP concerning any matter or the type of opinion that might be rendered.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors of the Company are as follows:

Name                                              Age        Position
-----------------------------------------------   ---        -------------------------------------------------
David N. Birman, M.D.(1)                          46         Chairman of the Board of Directors, President and
                                                                 Chief Executive Officer
Sue D. Birman(1)                                  40         Director, Executive Vice President and Secretary
John D. Higgins(2)                                66         Director
James J. Rhodes                                   41         Director

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

Directors of the Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The Company's by-laws now provide for five (5) directors. There is currently one (1) vacancy due to the resignation of Diedrich Von Soosten on September 30, 1998.

The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows:

Name                                              Age        Position
-----------------------------------------------   ---        -------------------------------------------
David N. Birman, M.D.                             46         Chairman of the Board, President, and Chief
                                                                 Executive Officer
Sue D. Birman                                     40         Executive Vice President, Corporate Secretary
Jeffrey L. Drake                                  55         Senior Vice President of Corporate Development
Douglas A. Lessard                                37         Vice President, Treasurer, and Chief Financial
                                                                 Officer
Rockey C. Talley, M.D.                            39         Senior Vice President, Chief of Professional
                                                                 Services, Birman & Associates, Inc.
Betty B Bibbins, M.D.                             47         Corporate Compliance Officer, Senior Vice
                                                                 President of Medical Administration, Birman &
                                                                 Associates, Inc.

DIRECTORS AND EXECUTIVE OFFICERS

David N. Birman, M.D. has served as Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and its predecessor corporations since May 1991. From February 1990 to mid-1991, Dr. Birman served as Chairman of the Board of Birman, Mathes & Associates, Inc., a consulting company providing quality management and Medicare reimbursement review services to rural hospitals. From April 1989 until January 1990, Dr. Birman served as a consultant, providing quality management and Medicare reimbursement review services to five rural hospitals. Previously, Dr. Birman was employed by Whitwell Medical Center, Whitwell, Tennessee where, as a physician assistant, he performed certain clinical duties and developed patient care management techniques and reporting strategies that formed the basis for development of the Quality Management Program. Dr. Birman received his M.D. from the Universidad Tecnologica de Santiago; his BA, with honors in Biology from Occidental College; and certification as a physician assistant in primary care and surgery from the University of Southern California School of Medicine.

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

John D. Higgins was elected a director of the Company in March 1997. Since 1990, Mr. Higgins has been Senior Vice President - Corporate Finance of Royce Investment Group, Inc., the Company's managing underwriter for its recently-completed initial public offering of Common Stock. Mr. Higgins holds BBA and MBA degrees from Hofstra University. He is a director of Iatros Health Network, Inc., a publicly-owned company which is a provider of healthcare services and IRATA, Inc., a publicly-owned company which operates amusement park photo booths. Mr. Higgins also is a director of Digital Recorders, Inc., a publicly-owned company which manufactures and distributes technology products. The company conducts no business with Iatros Health Network, Inc., IRATA, Inc., or Digital Recorders, Inc.

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

Douglas A. Lessard has served as Vice President, Treasurer and Chief Financial Officer of the Company since June 1996 and as Controller since January 1996. Mr. Lessard provided consulting services to the Company from April 1995 through December 1995. From March 1993 through March 1995, Mr. Lessard served as the Chief Executive Officer and from September 1991 through March 1993, as Chief Financial Officer of the American Institute of Professional Careers, Inc., a private college in Phoenix, Arizona. From March 1989 through September 1991, Mr. Lessard was employed as Controller of Arizona Building and Development, Inc., a real estate development and management company. Mr. Lessard is a Certified Public Accountant in the State of Arizona.

Rockey C. Talley, M.D., has served as Senior Vice President, Chief of Professional Services, of Birman & Associates, Inc. since September 1997. Dr. Talley joined Birman & Associates in 1997. Prior to joining the Company, Dr. Talley served as President-elect and President, Board of Directors, of Southern Plains Medical Center, Chickasha, Oklahoma, from 1993 to 1997. From 1991 to 1993, he served variously as Chairman of Medical Records, Utilization Review, Quality Assurance and Internal Medicine Division of Grady Memorial Hospital, also in Chickasha, Oklahoma. Dr. Talley is Board Certified in Internal Medicine. He received his medical doctor degree from the University of Oklahoma in 1984.

Betty B. Bibbins, M.D., has served Corporate Compliance Officer for Birman Managed Care, Inc. since December 1997. Since September 1997, Dr. Bibbins has served as the Vice President for Medical Administration of Birman & Associates, Inc. Dr. Bibbins initially joined Birman & Associates in March 1996 as a independent contractor, Field Physician Manager. She then became a full time Field Physician Manager in March 1997. Dr. Bibbins is Board Certified in Obstetrics and Gynecology having completed her medical education at Eastern Virginia Medical School in 1982, and her internship and residency at the University of Texas Medical Branch in Galveston in 1986. Among her achievements prior to joining Birman, Dr. Bibbins was an attending Physician in Obstetrics and Gynecology from 1986 to 1989; Community Clinical Instructor at the University of Louisville School of Medicine from 1987 to present;

Board of Trustees Jefferson County Medical Society Foundation; and served on the Board of Directors for the Kentucky Center for Health Education.

Departure Of Executive Officers From Discontinued Operations

Samuel S. Patterson was terminated on August 14, 1998 as Senior Vice President of the Company and President and Chief Operating Officer of BMC Health Plans, Inc., a wholly-owned subsidiary of the Company. Mr. Patterson will be paid six months of severance pay in accordance with the terms of his employment contract. Mark Wade, Executive Vice President of Sales and Marketing of BMC Health Plans, Inc. was notified that his employment contract, which expired on August 31, 1998, would not be renewed or extended. Mr. Wade received no additional compensation after August 31, 1998. Both of these actions resulted from the adoption of a plan by the Company to discontinue the health plan operations of Care3, in Gulfport, Mississippi.

BOARD COMMITTEES

There are two committees of the Board of Directors: the Compensation Committee and the Audit Committee. The Compensation Committee determines the Company's executive compensation policies and practices and changes in compensation and benefits for senior management. The Compensation Committee also administers the Company's 1995 Stock Option Plan. The Audit Committee reviews the internal accounting procedures of the Company, consults with the Company's independent accountants, and reviews the services provided by such accountants. Messrs. Rhodes and Higgins currently serve as the members of both the Compensation Committee and Audit Committee.

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

FORM 3

Each of the directors, Mr. Drake, Mr. Patterson, and Mr. Lessard filed their respective Form 3 with the Securities and Exchange Commission on August 28, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation earned by the Company's Executive Officers for services rendered in all capacities to the Company for fiscal 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                 Long Term Compensation
                                                                            Other
                                                                            Annual          Awards/           All Other
  Name and Then-Principal Position              Salary         Bonus     Compensation       Options          Compensation
                                                                              ($)             (#)                ($)
------------------------------------            ------         -----     ------------       -------          ------------
David N. Birman, M.D                           $359,257         --         $73,525               --               --
Chairman of the Board, President,
and Chief Executive Officer,(1)

Sue D. Birman                                   154,257         --          14,194               --               --
Executive Vice President, Secretary,
and Director(2)

Jeffrey L. Drake                                176,494         --          49,274          150,000               --
Senior Vice President of Corporate
Development(3)

Douglas A. Lessard                              123,507         --          17,106               --               --
Chief Financial Officer and Vice
President(4)

Rockey C. Talley, M.D                           168,687         --           7,854           40,000               --
Senior Vice President, Chief of
Professional Services, Birman &
Associates, Inc.(5)

Betty B. Bibbins, M.D                           175,507         --           8,641           40,000               --
Corporate Compliance Officer, Senior
Vice President for Medical
Administration, Birman & Associates(6)

Samuel S. Patterson                             179,219         --         144,831          150,000               --
Senior Vice President, President &
COO, Birman & Associates, Inc.,
(until 4/22/98), President & COO, BMC
Health Plans, Inc. (until 8/15/98),(7)


(1) Other Annual Compensation for David N. Birman, M.D. for fiscal 1998 was $6,979 in medical insurance premiums, $43,367 in officer's life insurance premiums, $21,247 in auto allowance, and $1,931 in 401(k) matching contributions.

(2) Other Annual Compensation for Sue D. Birman for fiscal 1998 was $12,849 in auto allowance and $1,345 in 401(k) matching contributions.

(3) Other Annual Compensation for Jeffrey L. Drake for fiscal 1998 was $6,565 in medical insurance premiums, $6,813 in auto allowance, $925 in 401(k) matching contributions, $7,446 in moving costs and $27,525 in relocation buyout expense.

(4) Other Annual Compensation for Douglas A. Lessard for fiscal 1998 was $6,979 in medical insurance premiums, $9,000 in auto allowance, and $1,127 in 401(k) matching contributions.

(5) Other Annual Compensation for Rockey L. Talley, M.D. for fiscal 1998 was $6,979 in medical insurance premiums and $875 in 401(k) matching contributions.

(6) Other Annual Compensation for Betty B. Bibbins, M.D. for fiscal 1998 was $6,979 in medical insurance premiums, $1,500 in 401(k) matching contributions and $162 in relocation benefits.

(7) Other Annual Compensation for Samuel S. Patterson for fiscal 1998 was $6,979 in medical insurance premiums, $6,948 in auto allowance, $925 in 401(k) matching contributions, $10,279 in moving costs and $119,700 in relocation buyout expense.

EXECUTIVE BONUS PLAN

The Company has adopted an Executive Bonus Plan (the "Executive Bonus Plan") pursuant to which officers of the Company are eligible to receive cash bonuses after the close of each fiscal year of the Company. The Executive Bonus Plan is administered by the Compensation Committee of the Board of Directors. Bonuses are determined on the basis of (i) the operating profit of the Company,(ii) net revenue growth of the Company achieved as a percentage of the goal established by the Company at the beginning of the fiscal year, and (iii) the officer's individual performance and contribution to the Company. An officer's bonus for any fiscal year may not exceed such officer's annual base salary multiplied by the Target Bonus Percentage as defined in the Executive Bonus Plan in such fiscal year. No bonuses were paid or accrued for fiscal 1998.

STOCK OPTION PLANS

1995 Employee Stock Option Plan: The Company has adopted the 1995 Employee Stock Option Plan (the "1995 Option Plan") pursuant to which key employees, including officers and directors who are employees, and consultants of the Company are eligible to receive incentive stock options as well as non-qualified stock options and stock appreciation rights ("SARs"). The Plan, which expires in October 2005, is administered by the Compensation Committee of the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Compensation Committee of the Board of Directors. SARs, which give the holder the privilege of surrendering such rights for an amount of stock equal to the appreciation in the Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Compensation Committee of the Board of Directors. The Plan also permits the grant of new stock options to participants who tender shares of the Company's Common Stock as payment of the exercise price of stock options or the payment of withholding tax ("Reload Options"). The Reload Options will be granted at the fair market value of a share of Common Stock on the date of the grant and will be exercisable six months following the date of the grant. The Plan also includes limited option valuation rights upon a change of control of the Company.

1996 Directors' Option Plan: On September 9, 1996, the Company adopted the 1996 Non-Employee Directors' Non-Qualified Stock Option Plan (the "1996 Directors' Plan"). A total of 100,000 shares of Common Stock are reserved for issuance under the 1996 Directors' Plan. Under this plan, upon initial election to the Board of Directors, non-employee directors are awarded options to purchase 6,000 shares of Common Stock. Upon each subsequent election to the Board of Directors, non-employee directors receive option awards to purchase 3,000 shares of Common Stock. These options, which have an exercise price equal to the fair market value of the shares of Common Stock as of the date of grant, vest at the rate of 33.33% per year. All options awarded under the 1996 Directors' Plan expire on the first to occur of (i) 10 years after the date of grant, or (ii) 90 days after the date the director is no longer serving in such capacity for reasons other than death or disability.

Information relating to options outstanding of the Company's two fixed stock option plans at June 30, 1998 is presented below:

    Range of                   Options               Weighted             Vested         Weighted Average
    Exercise                 Outstanding              Average            Options              Exercise
     Prices                 June 30, 1998          Remaining Life      Outstanding              Price
     ------                 -------------          --------------      -----------              -----

         $ 1.37                 532,459                  7.55            435,207               $   1.37
$ 4.00 - $ 5.00                 490,333                  9.23             22,333                   4.58
$ 7.00 - $ 7.25                  15,000                  9.29              1,000                   7.05
                              ---------                  ----            -------               --------
                              1,037,792                  8.37            458,541               $   2.97
                              =========                  ====            =======               ========

FISCAL 1998 OPTION GRANTS

The following table sets forth certain information concerning individual grants of incentive stock options to executive officers and directors during the fiscal year ended June 30, 1998:




                                     NUMBER OF            PERCENTAGE
                                     SHARES               OF TOTAL
                                     UNDERLYING           OPTIONS             EXERCISE
                                     OPTIONS              GRANTED             PRICE              EXPIRATION
NAME OF DIRECTOR OR OFFICER          GRANTED              UNDER PLAN          PER SHARE          DATE
---------------------------          -------              ----------          ---------          ----------
Jeffrey L. Drake                     150,000                 31.8%              $4.75              7/21/04
Samuel S. Patterson                  150,000                 31.8%              $4.75              7/14/04
Rockey Talley, M.D                    40,000                  8.5%              $4.25              3/03/05
Betty B. Bibbins, M.D                 40,000                  8.5%              $4.25              3/03/05

James J. Rhodes                        3,000                  0.6%              $7.00             12/01/07
Diedrich Von Soosten*                  3,000                  0.6%              $7.00             12/01/07
John D. Higgins                        6,000                  1.2%              $7.00             12/01/07

None of the persons named in the Summary Compensation Table exercised options during the fiscal year ended June 30, 1998. In August 1998, 112,500 shares of options granted to Mr. Patterson during fiscal 1998 were forfeited.

* Mr. Von Soosten resigned as a director on September 30, 1998.

COMPANY ALTERNATIVE HEALTH PROGRAM

The Company maintains a plan by which under certain conditions employees may seek and the Company will pay for nutritional counseling commonly known as "alternative" health care. As part of this plan, employees are required to report their treatments and allow the Company to monitor their treatment and progress. The Company views this plan as a research project. The Company spent approximately $92,016, and approximately nine Company employees participated in this program in fiscal 1998. This program was discontinued for fiscal 1999.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with each of its current executive officers. The employment agreements provide for annual salaries that generally are subject to annual adjustments for increases in the Consumer Price Index; participation in employee deferred compensation plans, stock options and retirement and insurance plans; and include customary non competition, nondisclosure, and severance provisions. Set forth below is a summary of other principal provisions of those employment agreements:

In March 1996, the Company entered into an employment agreement with David N. Birman, M.D. for a term expiring June 30, 2001, pursuant to which Dr. Birman serves as Chief Executive Officer of the Company. The employment agreement provides for an initial base salary of $350,000 per annum, participation in the Executive Bonus Plan, and other compensation not to exceed $60,000 per annum. The employment agreement provides for severance benefits upon termination as a result of death, for "cause," by mutual agreement, and as a result of disability. If Dr. Birman's employment is terminated for reasons other than death, "cause," mutual agreement, or disability, he shall be entitled to receive his base salary (as most recently adjusted) for the remainder of the initial term or the applicable renewal term and all unvested stock options granted to him under 1995 Option Plan shall accelerate and become vested. If Dr. Birman's employment is not renewed following expiration of the initial term or the applicable renewal term, he shall be entitled to receive, as severance, his base salary (as last adjusted)payable over the 12-month period following the severance of his employment. In July 1998, as part of a cost reduction program, Dr. Birman accepted a temporary 30% salary reduction.

In March 1996, the Company entered into an employment agreement with Sue D. Birman for a term expiring June 30, 2001, pursuant to which Ms. Birman serves as Executive Vice President of the

Company. The employment agreement provides for an initial base salary of $150,000 per annum, participation in the Executive Bonus Plan, and other compensation not to exceed $10,000 per annum. The employment agreement provides for severance benefits upon termination as a result of death, for "cause," by mutual agreement, and as a result of disability. If Ms. Birman's employment is terminated for reasons other than death, "cause," mutual agreement, or disability, she shall be entitled to receive her base salary (as most recently adjusted) for the remainder of the initial term or the applicable renewal term and all unvested stock options granted to her under 1995 Option Plan shall accelerate and become vested. If Ms. Birman's employment is not renewed following expiration of the initial term or the applicable renewal term, she shall be entitled to receive, as severance, her base salary (as last adjusted) payable over the 12-month period following the severance of her employment. In July 1998, as part of a cost reduction program, Ms. Birman accepted a temporary 20% salary reduction.

In July, 1997, the Company entered into an employment agreement with Samuel S. Patterson for a term expiring July 13, 2000, pursuant to which Mr. Patterson serves as Senior Vice President of the Company and President and COO of Birman
& Associates, Inc. The employment agreement provides for an initial base salary of $185,000 per annum. The employment agreement also provides Mr. Patterson with the opportunity to earn up to an additional $92,500 per annum based upon the overall performance of the Company and also the performance of Birman & Associates, Inc. The employment agreement provides for severance benefits upon termination as a result of death, for "cause", by mutual agreement, and as a result of disability. If Mr. Patterson's employment is terminated for reasons other than death, "cause", mutual agreement, or disability, he shall be entitled to receive base salary (as most recently adjusted) payable over the six month period following the severance of his employment, providing that he has served the Company not less that one year. In the event the agreement is terminated for any reason, all unvested options shall lapse. Mr. Patterson was terminated on August 14, 1998 and will receive six months of severance pay in accordance with the terms of his contract.

In July, 1997, the Company entered into an employment agreement with Jeffrey L. Drake for a term expiring on July 20, 2000, pursuant to which Mr. Drake serves as Senior Vice President of Corporate Development of the Company. The employment agreement provides for an initial base salary of $185,000 per annum. The employment agreement also provides Mr. Drake with the opportunity to earn up to an additional $92,500 per annum based upon the overall performance of the Company as a whole. The employment agreement provides for severance benefits upon termination as a result of death, for "cause", by mutual agreement, and as a result of disability. If Mr. Drake's employment is terminated for reasons other than death, "cause", mutual agreement, or disability, he shall be entitled to receive base salary (as most recently adjusted) payable over the six month period following the severance of his employment, providing that he has served the Company not less that one year. In the event the agreement is terminated for any reason, all unvested options shall lapse. In July 1998, as part of a cost reduction program, Mr. Drake accepted a temporary 20% salary reduction.

In March 1996, the Company entered into an employment agreement with Douglas A. Lessard for a term expiring June 30, 2001, pursuant to which Mr. Lessard serves as Chief Financial Officer of the Company. The employment agreement provides for an initial base salary of $120,000 per annum, participation in the Executive Bonus Plan, and other compensation not to exceed $9,000 per annum. The employment agreement provides for severance benefits upon termination as a result of death, for "cause," by mutual agreement, and as a result of disability. If Mr. Lessard's employment is terminated for reasons other than death, "cause," mutual agreement or disability, he shall be entitled to receive his base salary (as most recently adjusted) for the remainder of the initial term or the applicable renewal term and all unvested stock options granted under the 1995 Option Plan shall accelerate and become vested. If Mr. Lessard's employment is not renewed following expiration of the initial term or the applicable renewal term, he shall be entitled to receive, as severance, his base salary (as last adjusted) payable over the 12-month period following his severance of employment. In July 1998, as part of a cost reduction program, Mr. Lessard accepted a temporary 15% salary reduction.

In July 1997, the Company entered into a Physician Services Agreement with Rockey C. Talley, M.D., pursuant to which Dr. Talley served as a full time Field Physician Manager for the Company. This agreement provided for an initial salary of $140,000 per annum. In September, Addendum 2 to this agreement was amended to reflect Dr. Talley's promotion to the Senior Vice President & Chief of Professional Services with a salary of $175,000 per annum. The Physician Services Agreement provides for termination without cause by either the Company or by Dr. Talley upon thirty days written notice. This agreement may also be terminated by the Company at any time for cause and without prior notice upon a breach of the agreement, fraud, misconduct, embezzlement, or violation of company policies. In July 1998, as part of a cost reduction program, Dr. Talley accepted a temporary 20% salary reduction.

In March 1996, the Company entered into a Service Agreement with Betty B. Bibbins, M.D., pursuant to which Dr. Bibbins initially served as a Field Physician Manager for the Company as an independent contractor. In March 1997, the Company entered into a Physician Services Agreement with Dr. Bibbins as a full time Field Physician Manager, with a salary of $175,000 per annum., The Physician Services Agreement provides for termination without cause by either the Company or by Dr. Bibbins upon thirty days written notice. This agreement may also be terminated by the Company at any time for cause and without prior notice upon a breach of the agreement, fraud, misconduct, embezzlement, or violation of company policies. In July 1998, as part of a cost reduction program, Dr. Bibbins accepted a temporary 20% salary reduction.

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

There is no pending material litigation or proceeding involving any director, officer, employee, or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened material litigation or other proceeding that may result in a claim for such indemnification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of June 30, 1998 with respect to the beneficial ownership of shares of Common Stock by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Common Stock; (ii) each of the Named Executive Officers; (iii) each of the directors; and (iv) all directors and executive officers of the Company as a group.

                                                                            COMMON SHARES
                                                                          BENEFICIALLY OWNED
                                                                 ------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                               NUMBER                   PERCENT
--------------------------------------------------               ---------               ------------
David N. Birman, M.D.(1)                                         5,081,606                   54.99%
Sue D. Birman(1)                                                 5,081,606                   54.99%
Jeffrey L. Drake (2)                                                37,500                       *
Douglas A. Lessard (2)                                              48,626                       *
Rockey C. Talley, M.D.(2)                                               --                       *
Betty B. Bibbins, M.D. (2)                                              --                       *
Sam Patterson (2)                                                   37,500                       *
Richard M. Ross                                                    175,000                    1.89%
John Higgins (3)                                                     1,000                       *
James J. Rhodes(4)                                                   2,000                       *
Diedrich Von Soosten(4)                                              2,000                       *
Directors and officers as a group (14 persons) (5)               5,248,290                   56.79%

*        Less than 1%

(1) Includes 666,667 Escrow Shares. See "Principal Stockholders -- Escrow Shares". David N. Birman, M.D. disclaims beneficial ownership as to 550,693 shares beneficially owned by Sue D. Birman individually. Sue D. Birman disclaims beneficial ownership as to 3,936,010 shares beneficially owned by David N. Birman, M.D. individually. The address of Dr. and Mrs. Birman is c/o the Company at 1025 Highway 111 South, Cookeville, Tennessee 38501.

(2) Represents options to purchase shares of Common Stock scheduled to become exercisable within 60 days after the date of this report. See "Management -- Stock Option Plans" and "Management -- Fiscal 1997 Option Grants."

(3) Mr. Higgins was granted options under the Company's 1996 Directors' Options Plan to acquire 3,000 shares of the Company's Common Stock at an exercise price of $7.50 per share and 6,000 shares at an exercise price of $7.00 per share.

(4) Mr. Rhodes and Mr. Von Soosten were granted options under the Company's 1996 Directors' Option Plan to acquire 6,000 shares of the company's Common Stock at an exercise price of $5.00 per share and 3,000 shares at an exercise price of $7.00 per share. Mr. Von Soosten resigned as a director on September 30, 1998.

(5) Includes shares subject to options exercisable currently to acquire 241,684 for all officers and directors as a group.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to June 30, 1995, the Company operated, as a division, a livestock breeding farm on property owned by David N. Birman, M.D. and Sue D. Birman, his spouse. As of June 30, 1995, the Company contributed all of its farm assets, subject to the related liabilities, to a new corporation, Birman Farms, Inc., and distributed all of the outstanding shares of capital stock of Birman Farms, Inc. to Dr. Birman. This dividend distribution of property was valued by the Company at $230,000.

Subsequent to the distribution, the Company authorized additional advances to Dr. Birman through September 1996 to defray the operating and ownership costs of the farm. Accordingly, as of September 9, 1996, Dr. Birman owned a total of $775,000 to the Company. The Company made no further advances to Dr. Birman to defray the operation and ownership costs of the farm. All amounts owed to the Company by Dr. Birman, including interest at a rate of 7% per annum, through August 31, 1996 and at the prime rate of American National Bank and Trust Company of Chicago from September 1, 1996 to February 12, 1997, were repaid by Dr. Birman on February 12, 1997 by tendering 174,800 shares of Common Stock owned by him and valued at $4.60 per share. No additional loans will be made by the Company to any member of management without approval of the non-employee members of the Board of Directors of the Company.

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

In October 1997, the Company agreed to buyout the residences of two executives through a third party relocation company to allow the executives to move to Cookeville, TN. The Company bought Mr. Drake's residence in Georgia and subsequently resold the residence in December 1997, at a net cost to the Company of $27,525. The Company bought Mr. Patterson's residence in Florida and subsequently resold the property in August 1998, at a net cost to the Company of $119,700.

John D. Higgins, a director of the Company, is Senior Vice President - Corporate Finance of Royce Investment Group, Inc., the representative of the underwriters for the Company's successful February 1997 initial public offering of stock ("Royce"). Mr. Higgins was elected to the Board pursuant to a provision in the Company's underwriting agreement with Royce which allowed Royce to nominate one member of the Board of Directors. In addition to underwriting commissions of $920,000, Royce and the other underwriters received in connection with the Company's initial public offering a non-accountable expense allowance of $345,000. As part of the underwriting agreement, the Company also agreed to sell to Royce and its designees, for nominal consideration, warrants to purchase up to 200,000 shares of the Company's Common Stock. The warrants will be exercisable until February 12, 2001 at an exercise price of $7.50 per share (150% of the initial public offering price of the Common Stock). The shares acquired upon exercise of the warrant may not be transferred or hypothecated for one year after exercise. The Company has agreed to register the shares so acquired at the Company's expense under the Securities Act of 1933. The Company and Royce also entered into a one-year financial consulting agreement under which the Company paid Royce a fee of $172,500, i.e., 1.5% of the gross proceeds of the Company's initial public offering including the sale of the over allotment. In addition, the Company and Royce entered into a five-year agreement which provides that if Royce arranges for the sale of substantially all of the assets of the Company or for a merger, consolidation, or acquisition through and including February 12, 2001, Royce will receive a fee based on a sinking scale ranging from 5% of the first $1.0 million of consideration, 4% of the consideration between $1.0 million and $2.0 million, and 3% of the consideration in excess of $3 million.

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

        *10.4 Employment Agreement by and between Birman Managed Care, Inc. BMC Health Plans, Inc. and Vincent W. Wong entered into on March 1, 1996.

        *10.5 Employment Agreement by and between Birman Managed Care, Inc. and Douglas A. Lessard entered into on March 1, 1996; Amendment No. 1 by and between Birman Managed Care, Inc. and Douglas A. Lessard entered into on March 1, 1996; Amendment No. 2 by and between Birman Managed Care, Inc. and Douglas A. Lessard entered into on September 1, 1996.

        *10.6 Employment Agreement by and between Birman Managed Care, Inc. and Mark C. Wade entered into on July 1, 1995; Amendment No. 1 by and between Birman Managed Care, Inc., BMC Health Plans, Inc. and Mark C. Wade entered into on October 30,1995; Amendment No. 2 by and between Birman Managed Care, Inc. and Mark C. Wade entered into on September 1, 1996.

        *10.9 Consulting Agreement by and between Richard M. Ross, RRCG, L.L.C., and Birman Managed Care, Inc. entered into as of September 1, 1996.

        *10.10 1995 Stock Option Plan for Birman Managed Care, Inc. dated October 31,1995

        *10.11 1996 Non-Employee Directors' Non-Qualified Stock Option Plan of Birman Managed Care, Inc.

        *10.12 Stock Purchase Agreement by and between Birman Managed Care, Inc., Canton Management Group, Inc. and Wesley Prater, M.D., Larry Cooper, M.D., Kelvin Ramsey, M.D., L.C. Tennin, M.D., Louis Saddler, M.D., James Goodman, Ph.D., Vic Caracci, Michael T. Caracci, Robert T. Teague, M.S.W., Vincent Caracci, Charlie Hills, Harold Wheeler, M.D., Stephanie Tucker, Winifred Fulgham and Joyce Johnson entered into on September 6, 1996.

        *10.13 Promissory Note by David N. Birman, M.D. and payable to the Company.

        *10.14 Loan and Security Agreement dated August 21, 1996 by and between American National Bank and Trust Company of Chicago and Birman & Associates, Inc.

        *10.15 Loan and Security Agreement dated August 21, 1996 by and between American National Bank and Trust Company of Chicago and Hughes & Associates, Inc.

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

        *10.23 Form of Consulting Agreement between Birman Managed Care, Inc. and Royce Investment Group, Inc.

        *10.24 Form of Merger and Acquisition Agreement between Birman Managed Care, Inc. and Royce Investment Group, Inc. to be supplied by amendment.

       **10.25 Employment Agreement by and between Birman Managed Care, Inc. and Samuel S. Patterson.

       **10.26 Employment Agreement by and between Birman Managed Care, Inc. and Jeffrey L. Drake.

      ***16.1     Letter on Change in Certifying Accountants.

        *21.1     Subsidiaries of the Registrant.

         27.1     Financial Data Schedule, Fiscal Year Ended June 30, 1998.

         27.2     Financial Data Schedule, Fiscal Year Ended June 30, 1997 -
                  Restated.



B. REPORTS ON FORM 8-K

         No reports on Form 8-K was filed by the Company during the last quarter of the fiscal year ended June 30, 1998. Subsequent to fiscal year end, the Company filed Form 8-K on July 1, 1998 to report certain cost reduction measures taken to reduce cash operating requirements. In addition, the Company filed Form 8-K on August 7, 1998 to report the discontinuance of the health plan operations of the Company.

* Incorporated by Reference from the Company's Registration Statement on Form SB-2 (No. 333-111957).

** Incorporated by Reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1996.

*** Incorporated by reference from the Company's quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 1997.

\

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES



Independent Auditors' Report: Consolidated Financial Statements for the year ended June 30, 1998...............  F-2

Report of Independent Certified Public Accountants: Consolidated Financial Statements for the year ended
June 30, 1997..................................................................................................  F-3

Consolidated Balance Sheets as of June 30, 1998 and 1997.......................................................  F-4

Consolidated Statements of Operations for the years ended June 30, 1998 and 1997...............................  F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1998 and 1997..........  F-6


Consolidated Statements of Cash Flows for the years ended June 30, 1998 and 1997...............................  F-7

Notes to Consolidated Financial Statements.....................................................................  F-8

                          INDEPENDENT AUDITORS' REPORT



         Birman Managed Care, Inc. and Subsidiaries
         Cookeville, Tennessee

         We have audited the accompanying consolidated balance sheet of Birman Managed Care, Inc. and Subsidiaries (the "Company") as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Birman Managed Care, Inc. and Subsidiaries at June 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

         Deloitte & Touche LLP

         Nashville, Tennessee
         September 18, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



         Birman Managed Care, Inc. and Subsidiaries
         Cookeville, Tennessee

         We have audited the accompanying consolidated balance sheet of Birman Managed Care, Inc. and Subsidiaries (the "Company") as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Birman Managed Care, Inc. and Subsidiaries at June 30, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

         BDO Seidman, LLP

         Los Angeles, CA
         September 5, 1997

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997

                                     ASSETS

                                                                                       1998             1997
                                                                                   ------------      -----------
Current Assets:
    Cash and cash equivalents (Notes 1 and 3)                                      $  2,431,387      $ 8,462,277
    Accounts receivable, net of allowance for doubtful accounts of $130,000
       and $49,436, respectively (Note 1)                                               805,760        1,553,026
    Prepaid expenses                                                                     38,516           72,611
    Notes receivable - related party                                                     55,265            9,555
    Income taxes receivable (Notes 1 and 7)                                           1,234,634               --
    Deferred tax asset (Notes 1 and 7)                                                   26,819           14,800
                                                                                   ------------      -----------
              Total Current Assets                                                    4,592,381       10,112,269
Net assets of discontinued operations (Note 17)                                              --        2,233,964
Property and equipment, net of accumulated depreciation (Notes 1, 4 and 5)            1,104,110          486,560
Goodwill (Note 1)                                                                        12,915           14,530
Other                                                                                   126,282           28,375
                                                                                   ------------      -----------

              Total Assets                                                         $  5,835,688      $12,875,698
                                                                                   ============      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Current portion of notes payable (Note 5)                                     $    205,700      $     7,600
     Current portion of capital lease obligations                                            --              419
     Accounts payable                                                                   333,256          194,746
     Accrued expenses                                                                   141,605           15,400
     Accrued executive bonuses                                                               --          116,341
     Net liabilities of discontinued operations (Note 17)                               102,546               --
     Income taxes payable (Notes 1 and 7)                                                    --          541,473
                                                                                   ------------      -----------
                 Total Current Liabilities                                              783,107          875,979
Note payable, less current portion (Note 5)                                             400,000          605,700
Deferred income taxes (Notes 1 and 7)                                                    34,083           92,775
                                                                                   ------------      -----------
                 Total Liabilities                                                    1,217,190        1,574,454
                                                                                   ------------      -----------
Commitments and Contingencies (Note 6)
Stockholders' Equity: (Notes 10, 11, 12, and 15)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
    none issued or outstanding                                                               --               --
Common stock, $.001 par value, 15,000,000 shares authorized,
    8,756,254 issued and outstanding                                                      8,756            8,756
Additional paid-in capital                                                            9,715,071        9,715,071
Retained earnings (deficit)                                                          (5,105,329)       1,577,417
                                                                                   ------------      -----------
                 Total Stockholders' Equity                                           4,618,498       11,301,244
                                                                                   ------------      -----------
                 Total Liabilities and Stockholders' Equity                        $  5,835,688      $12,875,698
                                                                                   ============      ===========

                 See notes to consolidated financial statements.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997




                                                                                     1998              1997
                                                                                 -----------      ------------
Consulting revenues (Note 16)                                                    $ 8,722,514      $ 12,333,877
Cost of revenues                                                                   4,017,490         4,222,316
                                                                                 -----------      ------------
Gross profit                                                                       4,705,024         8,111,561
General and administrative expenses,  including $1,191,665
     non-cash compensation in 1997 (Note 15)                                       7,884,642         6,147,453
                                                                                 -----------      ------------
Income (loss) from continuing operations                                          (3,179,618)        1,964,108
                                                                                 -----------      ------------
Other income (expense):
     Interest income                                                                 316,373           219,903
     Interest expense                                                                (19,590)           (2,874)
     Miscellaneous revenue                                                                --             5,035
     Loss on disposal of assets                                                      (42,973)           (8,126)
                                                                                 -----------      ------------
                                                                                     253,810           213,938
                                                                                 -----------      ------------
Income (loss) from continuing operations before provision for income taxes        (2,925,808)        2,178,046
Provision for income tax (expense) benefit (Note 7)                                  793,684        (1,364,177)
                                                                                 -----------      ------------
Net Income (loss) from continuing operations                                      (2,132,124)          813,869
Net (Loss) from discontinued operations of health plan, net of tax (Note 17)      (3,565,649)         (637,888)
Net (Loss) on disposal of health plan, net of tax (Note 17)                         (984,973)               --
                                                                                 -----------      ------------
Net Income (Loss) (Note 2)                                                       $(6,682,746)     $    175,981
                                                                                 ===========      ============

Earnings (Loss) Per Common Share - Basic (Notes 1 and 9)
  Income (Loss) from Continuing Operations                                       $      (.26)     $        .12
  Loss from Discontinued Operations of Health Plan, net of tax                          (.44)             (.09)
  Loss on Disposal of Health Plan, net of tax                                           (.13)               --
                                                                                 -----------      ------------
  Net Income (Loss)                                                              $      (.83)     $        .03
                                                                                 ===========      ============

Earnings (Loss) Per Common Share - Assuming Dilution (Notes 1 and 9)
  Income (Loss) from Continuing Operations                                       $      (.26)     $        .11
  Loss from Discontinued Operations of Health Plan, net of tax                          (.44)             (.09)
  Loss on Disposal of Health Plan, net of tax                                           (.13)               --
                                                                                 -----------      ------------
  Net Income (Loss)                                                              $      (.83)     $        .02
                                                                                 ===========      ============


Basic weighted average common stock shares outstanding (Notes 1 and 9)             8,089,588         6,954,464
                                                                                 ===========      ============
Weighted average diluted common stock shares outstanding (Notes 1 and 9)           8,089,588         7,364,974
                                                                                 ===========      ============



                 See notes to consolidated financial statements.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997





                                           Common Stock            Additional        Retained           Total
                                  ---------------------------        Paid-In         Earnings       Stockholders'
                                    Shares          Amount           Capital         (Deficit)         Equity
                                  ----------      -----------      -----------      -----------      ------------
Balance at June 30, 1996           6,931,082      $     6,931      $ 1,780,612      $ 1,401,436      $  3,188,979
Stock sales (Notes 10 and 15)      2,000,000            2,000        7,546,697               --         7,548,697
Stock retired in payment of         (174,800)            (175)        (803,903)              --          (804,078)
     debt (Note 15)
Retirement of fractional                 (28)              --               --               --                --
   shares
Stock released from escrow               --               --        1,191,665               --         1,191,665
   (Note 15)
Net income                                --               --               --          175,981           175,981
                                  ----------      -----------      -----------      -----------      ------------
Balance at June 30, 1997           8,756,254            8,756        9,715,071        1,577,417        11,301,244
Net loss                                                                             (6,682,746)       (6,682,746)
                                  ----------      -----------      -----------      -----------      ------------
Balance at June 30, 1998           8,756,254      $     8,756      $ 9,715,071      $(5,105,329)     $  4,618,498
                                  ==========      ===========      ===========      ===========      ============


                 See notes to consolidated financial statements.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For The Years Ended June 30, 1998 and 1997

                                                                              1998             1997
                                                                          -----------      -----------
Cash flows from operating activities:
Net income (loss)                                                         $(6,682,746)     $   175,981
Loss from discontinued operations                                          (4,550,622)        (637,888)
                                                                          -----------      -----------
Income (Loss) from continuing operations                                   (2,132,124)         813,869
Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
     Depreciation and amortization                                            192,015          114,070
     Loss on sale of assets                                                    42,973            8,125
     Receivables written off as bad debt                                           --           22,323
     Interest income added to note receivable                                      --          (40,673)
     Stock released from escrow                                                    --        1,191,665

     Changes in Assets and Liabilities:
     Accounts receivable                                                      747,266         (509,255)
     Federal tax receivable                                                (1,234,634)              --
     Prepaid expenses and other                                                34,095          (62,708)
     Other                                                                    (97,907)         (28,375)
     Accounts payable                                                         138,510          123,208
     Accrued expenses                                                           9,864          129,692
     Income taxes payable                                                    (541,473)        (517,122)
     Deferred income taxes                                                    (70,711)         117,903
                                                                          -----------      -----------
      Net Change                                                             (780,002)         548,853
                                                                          -----------      -----------
Net cash provided by (used in) operating activities                        (2,912,126)       1,362,722
                                                                          -----------      -----------

Cash flows from investing activities:
     Purchase of property and equipment                                      (856,189)        (353,616)
     Advances for notes receivable - related party                            (45,710)        (141,854)
     Proceeds from sale of assets                                               5,266            8,629
     Investment in discontinued operations                                 (2,214,112)      (1,864,359)
                                                                          -----------      -----------
Net cash used in investing activities                                      (3,110,745)      (2,351,200)
                                                                          -----------      -----------

Cash flows from financing activities:
     Proceeds from debt                                                            --           19,000
     Payments on debt                                                          (8,019)          (8,830)
     Proceeds from sale of stock                                                   --        7,573,697
                                                                          -----------      -----------
Net cash provided by (used in) financing activities                            (8,019)       7,583,867
                                                                          -----------      -----------
Net increase (decrease) in cash and cash equivalents                       (6,030,890)       6,595,389

Cash and cash equivalents at beginning of year                              8,462,277        1,866,888
                                                                          -----------      -----------
Cash and cash equivalents at end of year                                  $ 2,431,387      $ 8,462,277
                                                                          ===========      ===========


                 See notes to consolidated financial statements.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF THE COMPANY:

Birman Managed Care, Inc. (the "Company" or BMC") is a Delaware corporation originally incorporated in Tennessee in 1994 as BA Forum, Inc., which was changed to its current name in October 1995. The Company reincorporated in Delaware in September 1996. The Company completed its initial public offering of common shares in February 1997. The Company provides consulting services in the healthcare field through two wholly-owned subsidiaries, Birman & Associates, Inc., and Hughes & Associates, Inc. Through Birman & Associates, the Company assists hospitals and other health care services, to more accurately document the services rendered, to obtain appropriate reimbursement for services and to comply with applicable government rules, regulations and statutes. Through Hughes & Associates, the Company provides utilization review services to self-insured employer groups and insurers.

In addition to its consulting services, the Company formed and operated a health maintenance organization ("HMO") in the state of Mississippi, Care3, Inc. ("Care3"), of which it owns 69% of the common stock and all of the preferred stock. The Company formed three wholly-owned subsidiaries to service the HMO, BMC Health Plans, Inc., MMMC, Inc., and TMMC, Inc. The Company's health plan operations are reported as discontinued operations (see Note 17).

GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from its managed care operations and from restructuring the nature of its consulting services. Subsequent to June 30, 1998, the Company disposed of its managed care operations (see Note 17). On June 30, 1998, management implemented a series of steps designed to reduce the Company's operating expenses. These steps included a reduction in employees, staff position consolidations, salary reductions for most employees ranging from 10% to 30% of salary, and other expense reduction initiatives. The aforementioned steps and the disposal of the Company's managed care operations eliminated many of the factors that caused losses during the year ended June 30, 1998.

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of Birman Managed Care, Inc. and its wholly-owned subsidiaries Birman & Associates, Inc., and Hughes & Associates, Inc. (collectively, the "Company").

The health plan operations are reported as discontinued operations for all periods presented. The consolidated balance sheets and consolidated results of operations, cash flows and notes to the consolidated financial statements have been restated to conform to the discontinued operations presentation. The discontinued operations include Care3, Inc., a sixty nine percent (69%) owned subsidiary of Birman Managed Care, Inc., and the operations of BMC Health Plans, Inc., TMMC, Inc., and MMMC, Inc., a ninety percent (90%) owned subsidiary of Birman Managed Care, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Unless otherwise noted all note disclosures herein represent activities and balances of continuing operations.

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

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

ACCOUNTS RECEIVABLE:

Accounts receivable represent amounts earned but not collected in connection with consulting services performed by the Company and are reflected at their net realizable value.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterment or renewals are capitalized when incurred. The estimated useful lives for asset classifications, are as follows:

         Computer equipment                3 years
         Office equipment                  5 years
         Furniture and fixtures            7 years
         Leasehold improvements           10 years, or life of lease, if shorter


GOODWILL:

Goodwill consists of the excess of the cost of acquiring the assets of Hughes & Associates, Inc. over the fair value of their net assets at the date of acquisition, June 14, 1996, and is being amortized on the straight-line method over ten (10) years. The carrying value of goodwill is periodically reviewed by the Company and impairments, if any, are recognized when expected future operating cash flows derived from goodwill are less than their carrying value. As a result of such review, the Company recognized an impairment loss during the year ended June 30, 1998 totaling $1,177,158 representing the carrying value of goodwill recorded in the purchase of Canton Management Group, Inc. in January 1997 (see Note 14). Such impairment loss is included in the net loss from discontinued operations of the health plan in the accompanying statement of operations for the year ended June 30, 1998.

INCOME TAXES:

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and the utilization of the net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense and benefits are allocated to continuing operations and discontinued operations in accordance with intraperiod tax allocation provisions described in SFAS No. 109.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

EARNINGS PER SHARE:

Net earnings (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings per Share". Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by weighted average number of common shares outstanding during the year. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) per common share by the weighted average number of common shares outstanding during the year which includes the dilutive effects of stock options and warrants and, if certain conditions are present, contigently issuable common stock. See Note 9 for a reconciliation of basic and diluted earnings (loss) per share.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of financial instruments including cash; accounts receivable, and current maturities of notes payable and capital lease obligations, accounts payable, and accrued expenses approximate fair value because of their short maturity.

The carrying amounts of notes payable and capital lease obligations approximate fair value because the interest rates on these instruments approximate the rate the Company could borrow at June 30, 1998 and 1997, except for notes payable to former shareholders of Canton Management Group, Inc. (Note 5) for which the fair values are estimated at $500,536 and $677,265, respectively. The fair value estimate at June 30, 1997 for such notes payable includes a carrying amount of $200,000 that is reflected in net assets of discontinued operations (see Note
17).

NEW ACCOUNTING PRONOUNCEMENTS:

SFAS No. 129, "Disclosure of Information about Capital Structure" is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 had no material effect on the Company's consolidated financial statements as of and for the year ended June 30, 1998.

SFAS No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)


SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" is effective for financial statements beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company does not expect adoption of SFAS No. 132 to have a material effect, if any, on its financial position or results of operations.

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters beginning after June 15, 1999. Earlier application is encouraged. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

2. NET INCOME

Net income of $175,981 for the year ended June 30, 1997 includes a non-cash charge of $1,191,665 ($.16 per diluted share) for stock based compensation resulting from the release of 333,333 escrowed shares to Dr. Birman (see Note
15).

3. CONCENTRATION OF CREDIT RISK:

The Company maintains cash and cash equivalents at four financial institutions. Deposits not to exceed $100,000 at each financial institution are insured by the Federal Deposit Insurance Corporation. At June 30, 1998 and 1997, the Company has uninsured cash and cash equivalents in the approximate amounts of $1,015,000 and $870,000, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk principally consist of accounts receivable. The Company's accounts receivable primarily result from its consulting services with rural hospitals primarily in the southeastern portion of the United States. The receivable accounts are primarily billed monthly and are unsecured. Ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss.

4. PROPERTY AND EQUIPMENT:

At June 30, 1998 and 1997, property and equipment consist of the following:

                                      1998           1997
                                  -----------      ---------
Computer and office equipment     $   493,046      $ 430,155
Furniture and fixtures                509,283        300,133
Vehicles                                   --         36,298
Leasehold improvements                389,498             --
                                  -----------      ---------
                                    1,391,827        766,586
Less accumulated depreciation        (287,717)      (280,026)
                                  -----------      ---------
                                  $ 1,104,110      $ 486,560
                                  ===========      =========

For the years ended June 30, 1998 and 1997, depreciation expense was $190,400 and $112,788, respectively.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. NOTES PAYABLE:

At June 30, 1998 and 1997, notes payable consist of the following:

                                                                                           1998           1997
                                                                                         ---------      ---------
Note payable to former shareholders of Canton Management Group, Inc.
  $100,000 due January 17, 1999 and $200,000 due on January 17, 2000
  and January 17, 2001,  interest at 2%; unsecured. (See Note 14)                        $ 500,000      $ 500,000
Note payable to former shareholders of Canton Management Group, Inc.
  $100,000 due on January 17, 1999, interest at 2%;
  guaranteed by Birman Managed Care, Inc. (See Note 14)                                    100,000        100,000
Note payable to Trinity Computer Services, Inc., due April, 1999,
  non-interest bearing collateralized by computer software                                   5,700         13,300
                                                                                         ---------      ---------
                                                                                           605,700        613,300
Less current portion of notes payable                                                     (205,700)        (7,600)
                                                                                         ---------      ---------
                                                                                         $ 400,000      $ 605,700
                                                                                         =========      =========

         The aggregate maturities of notes payable are as follows:

                  June 30,                                                Amount
                  --------                                                ------
                    1999                                                 $205,700
                    2000                                                  200,000
                    2001                                                  200,000
                                                                         --------
                                                                         $605,700
                                                                         ========

The Company has available a working capital line of a $1,500,000 (maximum principal) credit facility with American National Bank and Trust Company of Chicago which as of the date hereof has not been drawn against. The facility has a maturity date of October 31, 1998. The credit facility is secured by a pledge of the Company's Quality Management Program and utilization review accounts receivable. These accounts receivable are obligations of the hospital clients of Birman & Associates and employer clients of Hughes & Associates, Inc. and are not Medicare or Medicaid receivable accounts.

6. COMMITMENTS AND CONTINGENCIES:

Operating Leases:

The Company is currently leasing vehicles and office space under various non-cancelable operating lease agreements, expiring in December, 2007. The terms of the lease agreements provide for monthly payments ranging from $747 to $18,333. At June 30, 1998, a schedule of future minimum lease payments due under the non-cancelable operating lease agreements, is as follows:

           June 30,
           1999                                                         $  221,579
           2000                                                            190,387
           2001                                                            184,328
           2002                                                            180,000
           2003                                                            180,000
           Subsequent                                                      921,579
                                                                        ----------
                                                                        $1,877,873
                                                                        ==========

Rent and lease expense under the foregoing operating lease agreements for the years ended June 30, 1998 and 1997 was $140,830 and $73,565, respectively.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. COMMITMENTS AND CONTINGENCIES: (CONTINUED)

Employment Contracts:

The Company has entered into employment contracts with certain key employees, which provide for minimum annual salary, adjusted for cost-of-living changes, and incentives based on the Company's attainment of specified levels of sales and earnings. At June 30, 1998, the total commitment through June 30, 2001, excluding incentives, was approximately $2.1 million.

Other Commitments:

Effective September 1, 1996, the Company entered into a consulting agreement with a former officer and director. Under the terms of the agreement, the Company will pay a fee of $186,000 per annum, payable in equal monthly installments. The contract is renewable annually for up to six consecutive years.


Legal Proceedings:

During 1998, a dispute was settled whereby the Company paid a former employee approximately $292,000 in exchange for such employee's rights to purchase 97,272 shares of the Company's stock for $1.37 per share. Such amount was reflected as settlement expense during the quarter ended March 31, 1998. The Company is involved in a legal proceeding involving a former employee. While the ultimate resolution of such dispute cannot be determined or predicted, Company management believes that the ultimate resolution will not have a significant impact on the Company's results of operations or its financial position.

In April, 1998, the Company supplied certain documents to the United States Department of Justice ("DOJ") concerning its business pursuant to an administrative subpoena, (the "Subpoena") served on February 24, 1998 under the Health Insurance Portability and Accountability Act of 1996. Since April, 1998, the Company has not been requested to provide any further documents or information to the DOJ related to the subpoena.

7. INCOME TAXES AND DEFERRED INCOME TAXES:

The provision for income tax expense (benefit) from continuing operations is comprised of the following for years ended June 30:

                                   1998                      1997
                               -----------                ----------
Current taxes
         Federal               $  (775,912)               $1,035,401
         State                      53,040                   186,872
                               -----------                ----------
                                  (722,872)                1,222,273
Deferred taxes                     (70,812)                  141,904
                               -----------                ----------
                               $  (793,684)               $1,364,177
                               ===========                ==========

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. INCOME TAXES AND DEFERRED INCOME TAXES: (CONTINUED)


         The following table details the comprehensive provision (benefit) for income taxes for the years ended June 30:

                                            1998                       1997
                                         -----------                -----------
Income taxes provision (benefit)
  allocable to:
Continuing operations                    $  (793,684)               $ 1,364,177

Discontinued operations                     (320,223)                  (332,875)
                                         -----------                -----------

Total Income Taxes                       $(1,113,907)               $ 1,031,302
                                         ===========                ===========



The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate used for continuing operations for the years ended June 30:

                                                1998           %          1997            %
                                             ---------        ----     ----------       ----
Provision (benefit) for income taxes at
  statutory federal rate                     $(994,775)       34.0 %   $  740,536       34.0%


Valuation allowance                            146,384        (5.1)%           --         --
Non-deductible stock compensation                   --          --        405,166       18.6%
Non-deductible expenses                          9,278         (.3)%       23,089        1.1%
State income taxes, net of federal
  income tax benefit                            44,122        (1.5)%      195,386        9.0%

Other                                            1,307          --             --         --
                                             ---------        ----     ----------       ----
Provision (benefit) for income taxes and
   effective rate                            $(793,684)       27.1 %   $1,364,177       62.7%
                                             =========        ====     ==========       ====

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. INCOME TAXES AND DEFERRED INCOME TAXES: (CONTINUED)

Temporary differences and carryforwards which give rise to deferred taxes from continuing operations are as follows at June 30:

                                                                 1998                 1997
                                                              ---------             --------
Deferred Tax Asset - Current:
Allowance for doubtful accounts                               $  49,348             $ 21,260
Adjustment due to the change from the cash
    method of reporting income for income taxes to
    the accrual method                                          (22,529)             (25,520)
Officer bonuses                                                      --               19,060
                                                              ---------             --------
                                                              $  26,819             $ 14,800
                                                              =========             ========


Deferred Tax Liability - Long Term:
Depreciation                                                  $  65,908             $ 67,255
Adjustment due to the change from the cash
    method of reporting income for income to
    the accrual method                                               --               25,520
State net operating loss carryfowards                          (146,384)                  --
AMT credit carryfoward                                          (31,825)                  --
                                                              ---------             --------
                                                               (112,301)              92,775
Valuation allowance                                             146,384                   --
                                                              ---------             --------
                                                              $  34,083             $ 92,775
                                                              =========             ========

A valuation allowance was recorded against the deferred tax asset related to state net operating loss carryforwards created in the current year. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. State net operating loss carryforwards will begin expiring June 30, 2013.

8. STATEMENTS OF CASH FLOWS:

For the year ended June 30, 1998, the Company made payments for interest and taxes in the amounts of $19,590 and $745,441, respectively. For the year ended June 30, 1997, the Company made payments for interest and taxes in the amounts of $847 and $1,366,143, respectively.

For the year ended June 30, 1998, there were no non-cash activities.

For the year ended June 30, 1997, non-cash activities were as follows:

         The Company financed the acquisition of Care3, Inc. in the amount of $800,000.

         The Company received 174,800 shares of common stock from David N. Birman, M.D. (a related party) as payment on a note receivable and interest in the amount of $804,078.

         The Company released to Dr. Birman 333,333 shares of common stock from escrow, valued at $1,191,665.

         During February, 1997, the Company completed an initial public offering (the "IPO") (see Note 15). In connection with the IPO, the Company transferred $25,000 of previously capitalized deferred offering costs into additional paid-in capital.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. EARNINGS PER SHARE:

The following table reconciles weighted average shares used in the earnings per share calculation for fiscal years 1998 and 1997 for income from continuing operations:

                                 For the Year ended June 30, 1998
---------------------------------------------------------------------------------------------------------
                                                   Income (Loss)             Shares             Per Share
                                                    (Numerator)           (Denominator)           Amount
                                                    -----------           -------------           ------
BASIC EPS - Income (Loss) from continuing
operations available to Common Stockholders         $(2,132,124)            8,089,588            $  (.26)


Effect of Dilutive Securities
    None                                                     --                    --                 --

                                                    -----------             ---------            -------
DILUTED EPS - Income (loss) from continuing
operations available to Common Stockholders         $(2,132,124)            8,089,588            $  (.26)
                                                    ===========             =========            =======

Options and warrants to purchase 1,037,793 and 257,805 shares of common stock, respectively, were outstanding as of June 30, 1998 but were not included in the computation of diluted earnings per share because they were anti-dilutive.



                                           For the Year ended June 30, 1997
---------------------------------------------------------------------------------------------------------
                                                      Income                 Shares             Per Share
                                                    (Numerator)           (Denominator)           Amount
                                                    -----------           -------------           ------
BASIC EPS - Income from continuing
    operations available to Common Stockholders     $   813,869            $6,954,464            $   .12

Effect of Dilutive Securities
    Warrants                                                 --                26,989                 --
    Options                                                  --               383,521               (.01)

                                                    -----------            ----------            -------
DILUTED EPS - Income from continuing
    operations available to Common Stockholders     $   813,869             7,364,974            $   .11
                                                    ===========            ==========            =======

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. EARNINGS PER SHARE: (CONTINUED)

Options and warrants to purchase 3,000 and 200,000 shares of common stock, respectively, were outstanding as of June 30, 1997 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

10. STOCKHOLDERS' EQUITY:

On September 9, 1996, the Company was reincorporated in Delaware by means of a merger in which shareholders received 72.939 shares of common stock for each 100 shares of common stock then outstanding. The accompanying consolidated financial statements give retroactive effect to the aforementioned reincorporation.

During February, 1997, the Company completed an initial public offering in which it issued 2,000,000 shares of its common stock at a price of $5.00 per share. The shares were sold under its registration statement dated February 12, 1997. The net proceeds of $7,548,697 received by the Company were net of offering expenses of $2,451,303.

11. STOCK OPTION PLANS:

On October 31, 1995, the Company approved the 1995 Employee Stock Option Plan (the "Plan"). The aggregate number of shares of common stock that may be issued pursuant to the Plan will not exceed 1,458,780 shares. Pursuant to the Plan, the Company has issued stock options to various key employees. All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. Options granted under the Plan have an expiration date of no later than ten years following the date of grant and generally have vesting periods of three or four years.

On September 9, 1996, the Company adopted the 1996 Non-Employee Directors Non-Qualified Stock Option Plan (the "1996 Directors' Plan"). A total of 100,000 shares of common stock are reserved for issuance under the 1996 Directors' Plan. Under this plan, upon initial election to the Board of Directors, all non-employee directors were awarded options to purchase 6,000 shares of common stock. Upon each subsequent election to the Board of Directors, non-employee Directors receive option awards to purchase 3,000 shares of common stock. These options, which have an exercise price equal to the fair market value of the shares of common stock as of the date of grant, vest at the rate of 33.33% per year. All options awarded under the 1996 Directors' Plan expire on the first to occur of (i) 10 years after the date of grant or (ii) 90 days after the date the director is no longer serving in such capacity for reasons other than death or disability.

A summary of the status of the Company's two fixed stock option plans for fiscal 1998 and 1997 and changes during those years is presented below.

                                                           Weighted
                                      Number                Average
                                     of Shares             Exercise
                                                             Price
                                    ----------             --------
Balance at June 30, 1996             1,006,566             $   1.37
Options granted                         70,000                 5.10
Options forfeited                     (194,505)                1.37
                                    ----------
Balance at June 30, 1997               882,061                 1.69
                                    ----------
Options granted                        472,000                 4.62
Options forfeited                     (316,269)               (1.79)
                                    ----------
Balance at June 30, 1998             1,037,792             $   2.97
                                    ==========

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. STOCK OPTION PLANS: (Continued)

Information relating to options at June 30, 1998 summarized by exercise price is as follows:

    Range of             Options          Weighted Average           Vested        Weighted Average
    Exercise           Outstanding           Remaining               Options           Exercise
     Prices                               Contractual Life         Outstanding           Price
    --------           -----------        ----------------         -----------     -----------------

$        1.37              532,459               7.55                435,207            $   1.37
$4.00 - $5.00              490,333               9.23                 22,334                4.58
$7.00 - $7.25               15,000               9.29                  1,000                7.05
                         ---------               ----                -------            --------
                         1,037,792               8.37                458,541            $   2.97
                         =========               ====                =======            ========

In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's consolidated financial statements for the years ended June 30, 1998 and 1997. As of June 30, 1998 and 1997, none of these options have been exercised and 458,541 and 258,531 were exercisable, respectively.

The Company accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued whereby companies may elect to account for stock-based compensation using a fair value based method or continue measuring compensation expense using the intrinsic value method prescribed in APB No. 25. SFAS No. 123 requires that companies electing to continue to use the intrinsic value method make pro-forma disclosure of net income and net income per share as if the fair value based method of accounting had been applied.

If compensation cost for stock-based compensation had been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years ended June 30, 1998 and 1997, would have been reduced to the pro forma amounts presented below:

                                                                1998                    1997
                                                           -------------             -----------
Net Income (Loss)
     As reported                                           $  (6,682,746)            $   175,981
     Pro forma                                                (7,222,189)                101,516
Net Income (Loss) per Common Share - Basic
     As reported                                           $        (.83)            $       .03
     Pro forma                                                      (.89)                    .01
Net Income (Loss) per Share - Assuming Dilution
     As reported                                           $        (.83)            $       .02
     Pro forma                                                      (.89)                    .01


The fair value of each option grant is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions applied to options granted:

                                                                1998                    1997
                                                           -------------             -----------
Expected dividend yield                                          0.0%                    0.0%
Expected volatility                                             57.1%                    0.0%
Risk-free interest rate                                          4.5%                    8.0%
Expected life of options (years)                                 8                       3


The weighted average fair value at date of grant for options granted during 1998 and 1997, approximated $3.19 and $1.05, respectively.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. STOCK WARRANTS:

As of June 30, 1998 and 1997, respectively, the Company had outstanding warrants to purchase 21,335 shares of common stock at $1.43 per share and 36,470 shares of common stock at $1.37 per share. These warrants were issued in July, 1995 at the fair value at that date to certain consultants of the Company.
The warrants became exercisable in January, 1997, and expire at various dates through December, 2001.

The Company has issued to Royce Investment Group, Inc., as representative of the several underwriters of the Company's initial public offering of common stock, warrants (the "Representative's Warrants") to purchase 200,000 shares of common stock at a purchase price of $7.50 per share, which is 150% of the offering price of the common stock in the Company's initial public offering. The holders of the Representative's Warrants will have the right to require the Company to register the Representative's Warrants under the Securities Act. The Representative's Warrants became exercisable on February 18, 1998 and are exercisable until February 12, 2001.

13. EMPLOYEE BENEFIT PLAN:

Effective January 1, 1994, the Company implemented a profit sharing plan covering virtually all employees meeting certain eligibility requirements. The plan is designed as a 401(K) profit sharing plan. Employees are permitted to make voluntary contributions to the plan, for which the Company is required to make a matching contribution up to certain limitations. For the years ended June 30, 1998 and 1997, the Company made contributions in the amounts of $32,245 and $15,342, respectively, to the plan.

14. ACQUISITION:

On January 15, 1997, the Company acquired substantially all of the issued and outstanding shares of capital stock of Canton Management Group, Inc., a Mississippi corporation ("Canton"), for $1,500,000, of which $700,000 was paid in cash and $800,000 was paid by issuance of promissory notes in four equal annual installments of $200,000 each, plus interest at the rate of 2% per annum on the unpaid principal balance. The acquisition was accounted for as a stock purchase and resulted in goodwill in the amount of $1,220,756. Goodwill represents the excess of the cost of acquiring companies over the fair value of the net assets acquired at the date of acquisition. Canton was an inactive holder of a certificate of authority to operate an HMO in Mississippi. Canton was renamed Care3, Inc.. As a result of the issuance of shares of Care3, Inc. to certain founders of Canton, Care3, Inc. became a 69% owned subsidiary of the Company.

On July 31, 1998, the Company's Board of Directors approved a plan to discontinue the health plan operations of the Company (see Note 17).

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. INITIAL PUBLIC OFFERING AND ESCROWED SHARES:

The Company successfully completed its initial public offering ("IPO") of 2,000,000 shares of its common stock, par value $.001 per share, at a price of $5.00 per share sold under its registration statement and prospectus dated February 12, 1997. The offering closed on February 19, 1997, and net proceeds of approximately $7,549,000 were received by the Company.

In connection with the IPO, Dr. Birman, the Company's principal stockholder, agreed to place 1,000,000 shares of common stock in escrow. These shares will not be assignable or transferable (but may be voted) until such time as they are released from escrow. The release from escrow is based upon the Company meeting certain annual earnings levels over the next three years. All reserved shares remaining in escrow on June 30, 1999 will be forfeited and contributed to the Company's capital. In the event the Company attains any of the earnings thresholds providing for the release of the escrow shares to Dr. Birman, the Company will recognize compensation expense at such time based on the fair market value of the shares. In addition, Dr. Birman tendered 174,800 shares of his common stock, valued at $4.60 per share, as payment in full of his note to the Company in the amount of $775,000 plus accrued interest, at the time of closing the IPO.

During the year ended June 30, 1997, the Company met the specified criteria for the release of 333,333 shares of common stock from escrow to Dr. Birman. The aforementioned release resulted in additional compensation expense in the amount of $1,191,665 for the year ended June 30, 1997, which reduced diluted earnings per share from $.18 to $.02. This charge is not deductible for income tax purposes. No shares were released for the year ended June 30, 1998, as the earnings target was not met. The remaining 666,667 shares of common stock held in escrow will be released to David N. Birman, M. D. if the Company achieves the target earnings of $.39 per share for fiscal year ending June 30, 1999. Because the conditions for release of such shares were not met at June 30, 1998, the remaining 666,667 escrowed shares were not included in the accompanying earnings per share calculations and disclosures for the years ended June 30, 1998 and 1997 (see Notes 9, 11 and 12). The release of the remaining shares from escrow could result in a non-cash charge to operations based on the fair market value of the shares in the next fiscal year.

16. SIGNIFICANT CUSTOMER:

Approximately 20% and 22% of the Company's revenue for fiscal 1997 and 1998, respectively, was from hospital-clients owned or managed by a national hospital management company, which the Company had engagements with during the past five years. In addition, approximately 14% and 13% of the Company's revenue for fiscal 1997 and 1998, respectively, was from hospital-clients owned by a large New Jersey based hospital system.

17. DISCONTINUED OPERATIONS:

On July 31, 1998, the Company's Board of Directors approved a plan to discontinue the health plan operations of the Company. The Company determined that it would provide no additional capital to Care3, the HMO licensed in Mississippi, of which it owned 69% of the common stock and 100% of the preferred stock. Factors which were taken into account in making this decision include the estimated future capital requirements of Care3, the operating results and claims experience of Care3, and the Company's current cash reserves. The Company was advised that the other shareholders of Care3 had elected to provide no additional capital to Care3, either. As a consequence, Care3 was not able to maintain the required minimum net equity of $750,000 as set by state regulations. On August 6, 1998, the Board of Directors of Care3 consented to place the HMO under administrative supervision of the Mississippi Insurance Commissioner ("the Commissioner"). On August 7, 1998 (disposal date), Care3 was placed into statutory rehabilitation in response to a petition by the Commissioner. Neither Care3 nor the Company opposed the petition and both have and expect to continue to cooperate fully with the Commissioner and the appointed rehabilitator. Care3 is currently under the control of the Commissioner and winding down operations. The Company believes that Care3's reserves were adequate to pay all claims of its members and is aware of no grounds on which a claim against the Company regarding Care3 could be based. There can be no assurance of this until all such claims and costs of rehabilitation are presented.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. DISCONTINUED OPERATIONS: (CONTINUED)

Net Assets (Liabilities) of the health plan operations are as follows:

                                                                   1998                    1997

Current Assets                                                 $ 1,540,898             $    77,700
Property and Equipment, net                                         54,482                  97,688
Income Taxes Receivable                                            320,223                 332,875
Restricted Cash Deposit                                            500,000                 500,000
Goodwill, net of Amortization                                           --               1,212,036
Other Assets                                                       127,698                 458,574
Current Liabilities                                             (1,434,379)               (243,824)
Minority Interest                                                       --                (201,085)
Estimated losses through disposal date and costs
   to dispose of health plan                                    (1,211,468)                     --
                                                               -----------             -----------
Net Assets (Liabilities) of Discontinued Operations            $  (102,546)            $ 2,233,964
                                                               ===========             ===========



Included in other assets at June 30, 1997, were costs capitalized by the Company in relation to the formation of health care networks in Mississippi and Tennessee, in the amount of $448,547. Included in estimated losses through disposal date and costs to dispose of health plan at June 30, 1998 is a provision of $122,142 for operating losses of the health plan during the phase-out period.

As of June 30, 1998, the net assets of the health plan operations include a deferred tax asset of $1,511,118 for federal tax net operating loss carryforwards. A valuation allowance of $1,511,118 has been recorded against this deferred tax asset and results in a net deferred tax asset of zero.
Such federal tax net operating loss carryforwards will begin expiring June 30, 2013 (see Note 7).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIRMAN MANAGED CARE, INC.



By: /s/ DAVID N. BIRMAN, M.D.
    ---------------------------------
        David N. Birman, M.D.,
        Chairman of the Board,
        President and Chief
        Executive Officer

Date:  October 6, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                   Date
---------                               -----                                   ----

By:  /s/ DAVID N. BIRMAN, M.D.          Director, Chairman of the               October 6, 1998
     ------------------------------     Board President and Chief
     David N. Birman, M.D.              Executive Officer




By:  /s/ SUE D. BIRMAN                  Director, Secretary and                 October 6, 1998
     ------------------------------     Executive Vice President
     Sue D. Birman



By:  /s/ DOUGLAS A. LESSARD             Vice President, Treasurer, and          October 6, 1998
     ------------------------------     Chief Financial Officer
     Douglas A. Lessard                 (Principal Financial and
                                        Accounting Officer)




By:  /s/ JOHN D. HIGGINS                Director                                October 6, 1998
     ------------------------------
     John D. Higgins



By:  /s/ JAMES J. RHODES                Director                                October 6, 1998
     ------------------------------
     James J. Rhodes