Form 10QSB
period 1998-09-30
BIRMAN MANAGED CARE INC
filed 1998-11-17
CIK 1009822

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 333 -- 11957

                            BIRMAN MANAGED CARE, INC.
                 (Name of small business issuer in its charter)

         Delaware                                             62-1584092
   (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                        Identification No.)

                             1025 Highway 111 South
                           Cookeville, Tennessee 38501
                (Address of principal executive offices:zip code)
                   (931) 372-7800; (931) 372-7823 (Facsimile)
                (Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Number of common stock shares outstanding as of November 1, 1998 = 8,756,254

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



EXHIBITS

    EX-27.1 Financial Data Schedule, Quarter Ended September 30, 1998

    EX-27.2 Financial Data Schedule, Quarter Ended September 30, 1997 - Restated

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                            BIRMAN MANAGED CARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                            (UNAUDITED)       (AUDITED)
                                                                                           September 30,       June 30,
                                                                                                1998             1998
                                                                                            -----------      -----------
Current Assets:
   Cash and cash equivalents                                                                $ 1,710,089      $ 2,431,387
   Accounts receivable, net of allowance for  doubtful accounts of $139,000 and $130,000,
   respectively                                                                                 932,309          805,760
   Prepaid expenses and other                                                                    60,609           38,516
   Deferred income taxes                                                                         26,819           26,819
   Income taxes receivable (Note 3)                                                           1,028,385        1,234,634
   Note receivable - related party                                                               46,952           55,265
                                                                                            -----------      -----------
        Total Current Assets                                                                  3,805,163        4,592,381
Net assets of discontinued operations (Notes 1 and 9)                                            68,772               --
Property and equipment, net of accumulated depreciation                                       1,120,270        1,104,110
Goodwill                                                                                         12,512           12,915
Other                                                                                           108,780          126,282
                                                                                            -----------      -----------
        Total Assets                                                                        $ 5,115,497      $ 5,835,688
                                                                                            ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of notes payable and capital lease obligations                        $   203,800      $   205,700
   Accounts payable                                                                             230,145          333,256
   Accrued expenses                                                                              78,404          141,605
   Net liabilities of discontinued operations (Notes 1 and 9)                                        --          102,546
                                                                                            -----------      -----------
        Total Current Liabilities                                                               512,349          783,107

Note payable, less current portion                                                              400,000          400,000
Deferred income taxes                                                                            34,083           34,083
                                                                                            -----------      -----------
        Total Liabilities                                                                       946,432        1,217,190

Commitments and Contingencies                                                                        --               --

Stockholders' Equity:

Preferred stock, $.001 par value, 5,000,000
   shares authorized, none issued or outstanding                                                     --               --
Common stock, $.001 par value, 15,000,000 shares
   authorized, 8,756,254 issued and outstanding                                                   8,756            8,756
Additional paid-in capital                                                                    9,715,071        9,715,071
Retained deficit                                                                             (5,554,762)      (5,105,329)
                                                                                            -----------      -----------
Total Stockholders' Equity                                                                    4,169,065        4,618,498
                                                                                            -----------      -----------

   Total Liabilities and Stockholders' Equity                                               $ 5,115,497      $ 5,835,688
                                                                                            ===========      ===========

   The Accompanying Notes are an Integral Part of the Condensed Consolidated
                              Financial Statements

                            BIRMAN MANAGED CARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months ended
                                                                September 30,
                                                         ----------------------------
                                                            1998              1997
                                                         -----------      -----------
Consulting  revenues                                     $ 1,977,467      $ 2,731,421

Cost of revenue                                            1,020,179        1,086,861
                                                         -----------      -----------
Gross profit                                                 957,288        1,644,560

General and administrative expenses                        1,425,160        1,673,590
                                                         -----------      -----------


Loss from continuing operations                             (467,872)         (29,030)
                                                         -----------      -----------

Other income (expense):
   Interest and other income                                  27,238          112,575
   Interest expense                                           (4,407)          (1,253)
   Gain (loss) on disposal of assets                              --              150
                                                         -----------      -----------
                                                              22,831          111,472
                                                         -----------      -----------

Income (loss) from continuing operations before             (445,041)          82,442
    provision for income taxes (Note 3)
Provision for income taxes                                    (4,392)         (18,523)
                                                         -----------      -----------
Net income (loss) from continuing operations                (449,433)          63,919

Net loss from discontinued operations of
    health plan, net of tax (Notes 1 and 9)                       --         (188,219)
                                                         ===========      ===========
Net Loss                                                 $  (449,433)     $  (124,300)
                                                         ===========      ===========

Earnings (loss) per common share - basic:
   Income (loss) from continuing operations              $      (.06)     $       .01
   Loss from discontinued operations of health plan,
     net of tax                                                   --             (.02)
                                                         -----------      -----------
   Net loss                                              $      (.06)     $      (.01)
                                                         ===========      ===========
Earnings (loss) per common share - assuming
   dilution:
   Income (loss) from continuing operations              $      (.06)     $       .01
   Loss from discontinued operations of health                    --             (.02)
      plan, net of tax
                                                         -----------      -----------
Net loss                                                 $      (.06)     $      (.01)
                                                         ===========      ===========

Basic weighted average common stock shares
   outstanding (Note 4)                                    8,089,588        8,089,588
                                                         ===========      ===========
Weighted average diluted common stock shares
   outstanding (Note 4)                                    8,089,588        8,403,726
                                                         ===========      ===========

   The Accompanying Notes are an Integral Part of the Condensed Consolidated
                              Financial Statements

                            BIRMAN MANAGED CARE, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                    Common      Stock      Additional      Retained           Total
                                    Shares      Amount      Paid-In        Earnings        Stockholders'
                                                            Capital        (Deficit)          Equity
                                  ---------------------------------------------------------------------
Balance at June 30, 1997,         8,756,254     $8,756     $9,715,071     $ 1,577,417      $ 11,301,244
   (Audited)
Net loss (Audited)                       --         --             --      (6,682,746)       (6,682,746)
                                  ---------     ------     ----------     -----------      ------------

Balance at June 30, 1998,         8,756,254      8,756      9,715,071      (5,105,329)        4,618,498
   (Audited)

Net loss (Unaudited)                     --         --             --        (449,433)         (449,433)
                                  ---------     ------     ----------     -----------      ------------

Balance at September 30, 1998
  (Unaudited)                     8,756,254     $8,756     $9,715,071     $(5,554,762)     $  4,169,065
                                  =========     ======     ==========     ===========      ============

   The Accompanying Notes are an Integral Part of the Condensed Consolidated
                              Financial Statements

                            BIRMAN MANAGED CARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                        September 30,
                                                                    1998             1997
                                                                -----------      -----------
Cash flows from operating activities:

Net loss                                                        $  (449,433)     $  (124,300)
Loss from discontinued operations                                        --         (188,219)
                                                                -----------      -----------
Net income (loss) from continuing operations                       (449,433)          63,919

Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                    60,868           38,056
    Changes in assets and liabilities:
      Accounts receivable                                          (126,549)         436,642
      Income taxes receivable                                       206,249               --
      Prepaid expenses and other                                    (22,093)          14,031
      Deferred tax asset                                                 --          (35,200)
      Other assets                                                   17,502               75
      Accounts payable                                             (103,111)          30,782
      Accrued expenses                                              (63,201)          (6,398)
      Income taxes payable                                               --         (153,850)
      Deferred income taxes                                              --          (25,775)
                                                                -----------      -----------
                                                                    (30,335)         298,363
                                                                -----------      -----------

        Net cash provided by (used in) operating activities        (479,768)         362,282
                                                                -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                               (76,625)         (48,428)
   Advances from (to) note receivable - related parties               8,313          (90,445)
   Investment in discontinued operations                           (171,318)        (808,264)
                                                                -----------      -----------

        Net cash used in investing activities                      (239,630)        (947,137)
                                                                -----------      -----------

Cash flows from financing activities:
   Payments on debt                                                  (1,900)          (1,591)
                                                                -----------      -----------

        Net cash used in financing activities                        (1,900)          (1,591)
                                                                -----------      -----------

Net decrease in cash and cash equivalents                          (721,298)        (586,446)
Cash and cash equivalents at beginning of period                  2,431,387        8,462,277
                                                                -----------      -----------

Cash and cash equivalents at end of period                      $ 1,710,089      $ 7,875,831
                                                                ===========      ===========

                            BIRMAN MANAGED CARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentation:

        The condensed consolidated balance sheet and statement of changes in stockholders equity as of September 30, 1998 and the related condensed consolidated statements of operations and cash flows for the three months ended September 30, 1998 and 1997 have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated statements have been made in accordance with generally accepted accounting principles. Accordingly, with the instructions of Item 310(b) of Regulation S-B, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. These interim financial statements should be read in conjunction with the consolidated financial statements and notes contained therein, included in the Company's Form 10-KSB for the year ended June 30, 1998.

        The accompanying consolidated financial statements include the accounts of Birman Managed Care, Inc. and its wholly-owned subsidiaries Birman & Associates, Inc., and Hughes & Associates, Inc. (collectively, the "Company").

        The health plan operations are reported as discontinued operations for all periods presented (see Note 2). The condensed consolidated balance sheets and condensed consolidated results of operations, cash flows and notes to the condensed consolidated financial statements have been restated to conform to the discontinued operations presentation. The discontinued operations include Care3, Inc., a sixty nine percent (69%) owned subsidiary of Birman Managed Care, Inc., and the operations of BMC Health Plans, Inc., TMMC, Inc., and MMMC, Inc., a ninety percent (90%) owned subsidiary of Birman Managed Care, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

        Unless otherwise noted, all note disclosures herein represent activities and balances of continuing operations.

2.      Nature of Operations:

        Birman Managed Care, Inc. (the "Company" or "BMC") is a Delaware corporation originally incorporated in Tennessee in 1994 as BA Forum, Inc., which was changed to its current name in October 1995. The Company reincorporated in Delaware in September 1996. The Company completed its initial public offering of common shares in February 1997. The Company operates through two wholly-owned subsidiaries, Birman & Associates, Inc., and Hughes & Associates, Inc. Through Birman & Associates, the Company assists hospitals and other health care providers to improve the quality of the medical record, improve the efficiency of the delivery of health care services, more accurately to document the services rendered, by means of improved documentation to obtain appropriate reimbursement for services and to comply with applicable government rules, regulations and statutes. Unique among its competitors, Birman & Associates employs fully-trained physicians to deliver these services to its hospital clients. Through Hughes & Associates, Inc., the Company provides utilization review services to self-insured employer groups and insurers.

        In addition to its consulting services, the Company formed and operated a health maintenance organization ("HMO") in the state of Mississippi, Care3, Inc. ("Care3"), of which it owns 69% of the common stock and all of the preferred stock. The Company formed three wholly-owned subsidiaries to service the HMO, BMC Health Plans, Inc., MMMC, Inc. and TMMC, Inc. Care3 experienced rapid member growth during the third and fourth quarters of fiscal 1998, growing to 6,400 members. However, due to competitive pressures and capital constraints, the Company elected in July of 1998 to cease making additional capital contributions to Care3. After unsuccessfully seeking additional capital partners or buyers for Care3 or the Company's interest in it, with the Company's acquiescence, Care3 was placed under statutory rehabilitation by the Mississippi Insurance Department on August 7, 1998 effectively ending the Company's involvement in direct ownership and management of an HMO. The Company's health plan operations were thus discontinued and the Company does not intend to reenter the HMO industry in a risk-assuming capacity.

                            BIRMAN MANAGED CARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

3.      Income taxes:

        The provision for income taxes for the three months ended September 30, 1998 has been computed based on management's estimate of the tax rate for the entire fiscal year of 35% offset by a recorded valuation allowance against net deferred tax assets related to federal and state net operating loss carryforwards created in the current period. The variation between the statutory tax rate and the effective tax rate is primarily due to permanent differences between expenses allowed for income tax purposes and financial purposes as well as state income taxes.


4.      Earnings Per Share:

        The following reconciles weighted average shares used in the earnings per share calculation for the three months ended September 30, 1998 and 1997 for income from continuing operations:

                                        For the three months ended September 30, 1998
                                        ---------------------------------------------

                                               Loss         Shares       Per Share
                                           (Numerator)   (Denominator)     Amount
                                        ---------------------------------------------
BASIC EPS - Loss from continuing
  operations available to common
  stockholders                              $(449,433)     8,089,588     $    (.06)
Effect of Dilutive Securities
   None                                            --             --            --
                                            ---------      ---------     ---------
DILUTED EPS -Loss from continuing
   operations available to common
   stockholders                             $(449,433)     8,089,588     $    (.06)
                                            =========      =========     =========

         Options and warrants to purchase 847,354 and 257,805 shares of common stock, respectively, were outstanding as of September 30,1998 but were not included in the computation of diluted earnings per share because they were anti-dilutive.


                                          For the three months ended September 30, 1997
                                          ---------------------------------------------

                                              Income          Shares         Per Share
                                            (Numerator)    (Denominator)       Amount
                                          ---------------------------------------------
BASIC EPS - Income from continuing
   operations available to common
   stockholders                               $63,919         8,089,588         $.01

Effect of Dilutive Securities
   Warrants                                        --            26,138           --
   Options                                         --           288,000           --
                                              -------         ---------         ----
DILUTED EPS - Income from continuing
   operations available to common
   stockholders                               $63,919         8,403,726         $.01
                                              =======         =========         ====

         Options and warrants to purchase 3,000 and 200,000 shares of common stock, respectively, were outstanding as of September 30, 1997 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock.

                               BIRMAN MANAGED CARE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                      (Unaudited)

5.   Accounting Pronouncements:

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The Company's comprehensive loss and net loss for the quarter ended September 30, 1998 and September 30, 1997 were equal.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued
     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These pronouncements will be effective for financial statements beginning after December 15, 1997. In March 1998, the FASB issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This pronouncement will be effective for financial statements beginning after December 15, 1998. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company anticipates that the adoption of these Statements will not have a material impact on its operating results or financial position.

6.   Line of Credit:

     The Company has available a working capital line of $1,500,000 (maximum principal) credit facility ("facility") with American National Bank and Trust Company of Chicago. The facility matured on October 31, 1998 and was subsequently renewed in November 1998. The facility provides for the accrual of interest at a floating annual rate equal to the lender's prime rate on the unpaid principal balance. The facility is secured by a pledge of the Company's Quality Management Program and utilization review accounts receivable. These accounts receivable are obligations of the hospital clients to the Company and employer clients of Hughes and are not Medicare or Medicaid receivable accounts. Under the terms of the facility, the Company can borrow up to the lesser of: (i) $1,500,000, or (ii) the maximum facility minus any letter of credit obligations, or (iii) the "Borrowing Base", (i.e. up to 75% of the face amount of all then existing eligible receivables), minus any letter of credit obligations. As of September 30, 1998, there was a zero balance on the line of credit.

7.   Significant Customer:

     During the three months ended September 30, 1998 and 1997, approximately 23% and 21%, respectively, of the Company's revenue was from hospital-clients owned or managed by a national hospital management company. In addition, approximately 20% of the Company's revenue for the three months ended September 30, 1998 was from three hospitals owned by an Ohio non-profit corporation.

     During the three months ended September 30, 1997, approximately 23% of the Company's revenue was from hospital-clients owned by a large New Jersey based hospital system. The contract was terminated on December 31, 1997 in accordance with its terms.

 8.  Legal Proceedings:

     The Company is involved in a legal proceeding involving a former employee. While the ultimate resolution of the dispute cannot be determined or predicted, Company management believes that the ultimate resolution will not have a significant impact on the Company's results of operations or its financial position.

      In April, 1998, the Company supplied certain documents to the United States Department of Justice ("DOJ") concerning its business pursuant to an administrative subpoena, (the "Subpoena") served on February 24, 1998 issued under the Health Insurance Portability Accountability Act of 1996. Since April, 1998, the Company has not been requested to provide any further documents or information to the DOJ related to the subpoena.

                            BIRMAN MANAGED CARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

 9.  Discontinued Operations:

     On July 31, 1998, the Company's Board of Directors approved a plan to discontinue the health plan operations of the Company. The Company determined that it would provide no additional capital to Care3, Inc. ("Care3"), the health maintenance organization ("HMO") licensed in Mississippi of which it owned 69% of the common stock and 100% of the preferred stock. Factors which were taken into account in making this decision include the estimated future capital requirements of Care3, the operating results and claims experience of Care3, and the Company's current cash reserves. The Company was advised that the other shareholders of Care3, Inc. had elected to provide no additional capital to Care3. As a consequence, Care3, Inc. was not able to maintain the required minimum net equity of $750,000 as set by state regulations. On August 6, 1998, the Board of Directors of Care3 , Inc. consented to place the HMO under administrative supervision of the Mississippi Insurance Commissioner ("the Commissioner"). On August 7, 1998 (disposal date), Care3 was placed into statutory rehabilitation in response to a petition by the Commissioner. Neither Care3 nor the Company opposed the petition and both have and expect to continue to cooperate fully with the Commissioner and the appointed rehabilitator. The Care3 health plan is currently under the control of the Commissioner and had no members as of September 30, 1998. The Company believes that Care3's reserves were adequate to pay all claims of its members and is aware of no grounds on which a claim against the Company regarding Care3 could be based. There can be no assurance of this until all such claims and costs of rehabilitation are presented.

      Net Assets (Liabilities) of the Health Plan Operations are as follows:

                                               (Unaudited)     (Audited)
                                                 9/30/98        6/30/98
                                           --------------    ---------------
      Current Assets                       $             --  $     1,540,898
      Property and Equipment, net                        --           54,482
      Income Taxes Receivable                       320,223          320,223
      Restricted Cash Deposit                            --          500,000
      Goodwill, net of Amortization                      --               --
      Other Assets                                       --          127,698
      Current Liabilities                                --       (1,434,379)
      Minority Interest                                  --               --
      Estimated losses through disposal
      date and costs to dispose of
         health plan                               (251,451)      (1,211,468)
                                               --------------   --------------
      Net Assets (Liabilities) of
      Discontinued Operations               $         68,772  $     (102,546)
                                              ==============   ==============


     As of June 30, 1998, the net assets of the health plan operations include a deferred tax asset of $1,511,118 for federal tax net operating loss carryforwards. A valuation allowance of $1,511,118 was recorded against this deferred tax asset and resulted in a net deferred tax asset of zero. Such federal tax net operating loss carryforwards will begin expiring June 30, 2013. The health plan operations are reported as discontinued operations for all periods presented. The condensed consolidated balance sheets and condensed consolidated results of operations, cash flows and notes to the condensed consolidated financial statements have been restated to conform to the discontinued operations presentation. The discontinued operations include Care3, Inc. and the operations of BMC Health Plans, Inc., TMMC, Inc., and MMMC, Inc., a ninety percent (90%) owned subsidiary of the Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table represents results from continuing operations and sets forth percentage of revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the periods indicated.

                                         THREE MONTHS                          THREE MONTHS
                                            ENDED                                  ENDED
                                      SEPTEMBER 30, 1998             %       SEPTEMBER 30, 1997              %
                                      ------------------             -       ------------------              -

Revenue                                 $ 1,977,467                100%        $ 2,731,421                100%
Cost of revenue                           1,020,179                 52%          1,086,861                 40%
                                        ------------               -----       ------------               -----
Gross profit                                957,288                 48%          1,644,560                 60%
General & administrative expenses         1,425,160                 72%          1,673,590                 61%
                                        ------------               -----       ------------               -----
Income (loss) from continuing
operations                                 (467,872)               (24%)           (29,030)                (1%)
Other income (expense)
  Interest income                            27,238                  1%            112,575                  4%
  Interest expense                           (4,407)                --              (1,253)                --
  Miscellaneous revenue                          --                                    150                 --
                                        ------------               -----       ------------               -----
Income (loss) from continuing
operations before income taxes             (445,041)               (23%)            82,442                  3%
Income tax provision                         (4,392)                --%            (18,523)                (1%)
                                        ------------               -----       ------------               -----
Net income (loss) from continuing
operations                                 (449,433)               (23%)            63,919                  2%
Loss from discontinued operations                --                 --            (188,219)                (7%)
                                        ------------               -----       ------------               -----
Net loss                                $  (449,433)               (23%)       $  (124,300)                (5%)
                                        ============               =====       ============               =====


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

Approximately 23% of the Quality Management Program ("QMP") business revenue for the last fiscal quarter has been from hospitals owned or managed by Quorum Health Resources, Inc. ("Quorum"). Those hospitals contract individually with the Company and there is no "system wide" agreement with Quorum. Serious difficulties with any hospital could adversely affect the Company's relations with Quorum; however, positive relations could result in additional business for the Company.

Approximately 23% of the QMP business revenue for the last fiscal quarter has been from a contract with The Health Alliance of Greater Cincinnati relating to a contract with terms that run through May 2000.

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1997:

REVENUE

GENERAL

For the quarter ended September 30, 1998, consolidated revenue decreased by 28% to approximately $1,977,000, from approximately $2,731,000 in the comparable quarter of the prior year. In addition to a decrease in consolidated revenue, there has been a change in the revenue distribution between the business divisions of the Company. The Utilization Review business now represents 17% of total revenue as compared to 7% of total revenue in the comparable quarter of the prior year. The following table shows revenue by business division:

                      TABLE OF REVENUE BY BUSINESS DIVISION


                                                QUARTER ENDED
                                                SEPTEMBER 30,
                                            1998           1997
                                            ----           ----

Quality Management Program                $1,650,000    $2,548,000
Utilization review/case management           327,000       183,000
                                          ----------   -----------
Total revenue                             $1,977,000    $2,731,000
                                          ==========    ==========

QUALITY MANAGEMENT PROGRAM (QMP)

The Quality Management Program (QMP) experienced a 35% decrease in revenue to approximately $1,650,000 for the quarter ended September 30, 1998, from approximately $2,548,000 in the comparable quarter of the prior year. Approximately $430,000 of the decrease was due to the conversion from "results-oriented" compensation contracts to lower fixed fee compensation contracts. Approximately $470,000 of the revenue decrease was from lost business not replaced with new accounts. The Company experienced a delay in closing new business accounts during the first half of fiscal 1998 due to the difficult business climate created by the federal government's increased scrutiny of health care providers and the need to adapt the Company's marketing strategy to that environment.

Period to period changes in QMP business is measured in discharge volume and by "per discharge" revenue. A "discharge" is a patient discharged from a hospital whose medical record has been reviewed under the Company's Quality Management Program. The Company experienced a decline in "per discharge" revenue recognized from its consulting services to approximately $131 per discharge in the quarter ended September 30, 1998 as compared to $165 per discharge in the comparable quarter of the prior year. The Company is currently receiving an average of $130 per discharge. This decline in "per discharge" revenue is a result of the shift from "results-oriented" compensation contracts to fixed fee compensation contracts made in response to the federal government's announced initiative to scrutinize more closely any contracts with a health care provider, such as hospitals, which include an incentive to increase reimbursements from the Medicare program. As long as the Company's compensation was based entirely upon results, the Company's fees had not been a material impediment to closing new consulting agreements. With the practical need to convert to fixed fee arrangements, the cost of the Company's services became an issue as many hospitals viewed the Company as competitive with lower cost "coding companies." The need to distinguish the Company's physician-to-physician services from those non-medical, clerically-oriented companies required substantially more effort and time. The Company also was required to re-orient its marketing personnel to stress the regulatory compliance value of the QMP, a feature not generally found with lower-cost services. The actual discharge volume decreased by 18% to 12,621 discharge records reviewed in the quarter ended September 30, 1998 as compared to 15,433 discharge records reviewed in the comparable quarter of the prior year.

During the first quarter of the prior fiscal year, the impact of heightened government regulatory enforcement against the health care industry in general created a climate of hesitation among the Company's potential hospital clients. As a consequence, the Company started one new hospital account during the first two quarters of fiscal 1998. Although the Company only started two new hospital accounts during the quarter ended September 30, 1998, five new hospitals accounts have been added the end of the quarter.

Outlook: The Company believes that the current government regulatory climate has brought substantial pressure on less-sophisticated "coding companies" which cannot offer the regulatory compliance services or physician-to-physician credibility provided by the Company's staff. This allows the Company to differentiate itself further from these non-medical, clerical services against which the Company is forced by the market to compete. Although this has initially adversely impacted the Company's revenues, the Company believes that for the long term, its substantial investment in physicians and in regulatory research, updating and communication will provide a substantial competitive advantage. The Company continues to develop new consulting products geared to the different aspects of the health care industry. In addition, the Company believes that it will be successful at closing additional new contracts during fiscal 1999 because of additional marketing professionals hired during the fourth quarter of fiscal 1998 and the development of a more refined sales process. The Company currently has six fully trained marketing professionals as compared to only one marketing professional during the comparable period of the prior year.

SIGNIFICANT CUSTOMERS -- QMP

The Company has provided services to a number of hospitals operated by Quorum since 1991. Services provided to hospitals operated by Quorum generated approximately 23% and 21%, respectively, of the Company's revenue in the quarter ended September 30, 1998 and the comparable quarter of the prior year. As of September 30, 1998, the Company is providing Quality Management Program services at 8 Quorum-operated facilities as compared to 10 Quorum-operated facilities in the prior year.

In April 1998, the Company entered into a contract to provide QMP, compliance, training, and other services for three large hospitals managed and operated by The Health Alliance of Greater Cincinnati (the "Health Alliance"), an Ohio non-profit corporation. Work at two hospitals began in May 1998 with a third hospital to begin sometime during the third quarter of fiscal 1999. The contract has three phases to the program with a decreasing level of consulting services and related fees. Phase I provides for full implementation and training under the QMP. Phase II and III provide further training and education and a transition to monitoring and maintenance of a Health Alliance-operated compliance program. Services provided under this contract with The Health Alliance resulted in approximately 20% of the Company's revenue for the quarter ended September 30, 1998.

During the prior fiscal year, the Company provided Quality Management Program services for two hospitals owned by St. Barnabas Health System, which represents approximately 23% of the Company's revenues for the quarter ended September 30, 1997. The St. Barnabas contract concluded activities effective December 31, 1997 in accordance with its terms.

Outlook: The Company expects that revenue from contracts with the Health Alliance and Quorum hospitals will continue to be a significant source of revenue through the next fiscal quarter.

UTILIZATION REVIEW/CASE MANAGEMENT

Revenue from the operations of Hughes and Associates, Inc., the Company's utilization review (UR) business in Mississippi, increased by 79%, to approximately $327,000 for the quarter ended September 30, 1998, from approximately $183,000 in the comparable quarter of the prior year. In July 1998, Hughes & Associates executed a one year contract to provide medical utilization review management services for The University of Mississippi Medical Center. This contract represents 21% of Hughes' revenue for the quarter ended September 30, 1998.

Outlook: The Company expects the UR business to continue to show growth in revenue through fiscal 1999, but at a slower growth rate. Hughes may report additional revenue as more lives are added to the contract with the University of Mississippi Medical Center. As part of the Company's new Self-Insured Medical Cost Management program, Hughes & Associates is expected to play a larger role in the Company as a whole. Should this program experience rapid growth, Hughes & Associates may experience similarly rapid growth.

COST OF REVENUE

The cost of revenue includes all costs directly associated with the operations of the QMP and UR business, including compensation of physicians, nurses, and allied health specialists, consulting staff travel and lodging, and other direct costs. The following table shows the cost of revenue by business division:

                     TABLE OF COST OF REVENUE BY BUSINESS DIVISION

                                                 QUARTER ENDED
                                                 SEPTEMBER 30,

                                              1998          1997
                                              ----          ----
Quality Management Program               $    834,000   $   990,000
Utilization review/case management            186,000        97,000
                                         ------------   -----------
Consolidated cost of revenue              $ 1,020,000    $1,087,000
                                          ===========    ==========

Total cost of revenue for the Company decreased slightly by 6%, to approximately $1,020,000 for the quarter ended September 30, 1998, but not in proportion to the 28% decrease in revenue. Cost of revenue as a percentage of total revenue increased to 52% for the quarter ended September 30, 1998, from 40% in the comparable quarter of the prior year. This was due to a shift from "results-oriented" compensation contracts to fixed fee compensation contracts for the Quality Management Program, which resulted in decreased profit margin. As of September 30, 1998, all but two of the QMP contracts were fixed fee contracts.

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

GROSS PROFIT

For the quarter ended September 30, 1998, the Company's gross profit decreased by 42% to approximately $957,000 from $1,645,000 in the comparable quarter of the prior year. The Company's gross profit margin decreased to 48% of revenue for the quarter ended September 30, 1998 from 60% of revenue in the comparable quarter of the prior year.

The following chart shows gross margin percentages by business division:

                  TABLE OF GROSS PROFIT MARGIN BY BUSINESS DIVISION:


                                            % OF REVENUE
                                            QUARTER ENDED
                                            SEPTEMBER 30,

                                         1998         1997
                                         ----         ----

Quality Management Program                49%          61%
Utilization review/case management        43%          47%
Consolidated gross margins                48%          60%

Gross profit margin for the Quality Management Program decreased to 49% in the quarter ended September 30, 1998 from 61% in the comparable quarter of the prior year. This decrease in gross profit was due to decreased revenues from the Quality Management Program as a result of a shift from "results-oriented" compensation contracts to fixed fee compensation contracts. Gross profit margin for the Utilization Review/Case Management business also decreased to 43% for the quarter ended September 30, 1998 as compared to 47% for the comparable quarter of the prior year.

Outlook: The QMP and UR businesses are anticipated to produce gross profit margins of 45% to 55% of revenue in the near term. In fiscal 1999, gross margin will increase in proportion to revenue growth. Gross margin percentages will be more stable as minimal impact should be felt from the shift of the remaining few "results-oriented" QMP contracts to fixed fee contracts.

GENERAL AND ADMINISTRATIVE EXPENSES

For the quarter ended September 30, 1998, general and administrative expenses decreased by $248,000 or 15%, to approximately $1,425,000 from $1,674,000 in the comparable quarter of the prior year. This was due to a decrease in salary and benefit expense attributable to the elimination of several positions and pay reductions implemented at the beginning of the quarter.

Outlook: The Company anticipates that general, and administrative expense will decrease through at least the next fiscal quarter. The Company does not anticipate any non-recurring charges for the next fiscal year. The Company anticipates that legal and professional fees will decrease due to the settlement of all material pending litigation during fiscal 1998. On June 30, 1998, the Company implemented a series of steps designed to reduce the Company's other general and administrative expense and cash operating requirements. These steps included a reduction in force and staff position consolidations which eliminated eight staff positions, an across-the-board pay reduction for most employees ranging from 10% to 30% of salary, and a reduction in certain expenses. Management does not believe that these steps will adversely affect the Company's ability to service its consulting clients and to continue to attract new clients.

INTEREST INCOME AND EXPENSE

Interest income decreased to approximately $27,000 for the quarter ended September 30, 1998 from approximately $113,000 in the comparable quarter of the prior year. This was due to the decrease in cash deposits held primarily in money market and other short-term investment accounts.

PROVISION FOR INCOME TAXES

The provision for income taxes from continuing operations was $4,392 for the quarter ended September 30, 1998 as compared to $18,523 in the comparable quarter of the prior year.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

For the quarter ended September 30, 1998 the Company reported a net loss from continuing operations of $449,433 as compared to net income of $63,919 in the comparable quarter of the prior year.

The net loss from continuing operations for the quarter ended September 30, 1998 was primarily from a decrease in revenue and gross margin from the Quality Management Business.

Outlook: The Company anticipates lower net operating losses in the next two quarters of fiscal 1999 as (i) revenue is realized from the additional contracts from the investment made in additional marketing personnel for QMP and (ii) selling, general and administrative costs decrease due to steps taken by the Company on June 30, 1998 to reduce overhead. The Company expects to break even by the end of the third quarter of fiscal 1999 and expects to return to a profit by the fourth quarter of fiscal 1999.

LOSS FROM DISCONTINUED OPERATIONS

For the quarter ended September 30, 1998, the Company reported no gain or loss from discontinued operations as compared with a loss, net of tax, from discontinued operations of $188,219 in the comparable quarter of the prior year. This item includes all revenue and expenses from the operations of Care3, Inc., the health plan in Mississippi, and the related health plan management subsidiaries of MMMC, Inc., BMC Health Plans, Inc. and TMMC, Inc.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 1998, the Company funded its continuing operations and business development activities primarily through operating revenue and cash on deposit of approximately $480,000. The Company invested approximately $171,000 in discontinued operations to fund the wind-down of the health plan management operations and also $77,000 to purchase property and equipment.

The Company will use $250,000 to $500,000 of cash resources during the next two quarters to fund anticipated operating losses. In addition, the Company will use approximately $250,000 during the next two quarters to fund costs related to the wind down of discontinued health plan operations of the Company. The Company expects to receive an income tax refund of approximately $1,300,000 during the third quarter from the carryback of net operating losses.

The Company has available a working capital line of a $1,500,000 (maximum principal) credit facility with American National Bank and Trust Company of Chicago which has not been used. The facility matured on October 31, 1998 and was subsequently renewed in November. The credit facility is secured by a pledge of the Company's Quality Management Program, utilization review and premium receivable accounts receivable. These accounts receivable are obligations of the hospital clients of Birman & Associates and employer clients of Hughes & Associates, Inc. and are not Medicare or Medicaid receivable accounts.

Outlook: The Company believes that existing cash resources and available credit facilities will be sufficient to meet the Company's anticipated expansion and working capital needs for the next twelve months. The Company has not drawn on its line of credit and it has been renewed through October 31, 1999. The Company, however, may raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions to fund future expansion of its business either before or after the end of the twelve month period. There can be no assurance that acceptable financing for future transactions can be obtained.

ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These pronouncements will be effective for financial statements beginning after December 15, 1997. In March 1998, the FASB issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This pronouncement will be effective for financial statements beginning after December 15, 1998. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company anticipates that the adoption of these Statements will not have a material impact on its operating results or financial position.

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

PART II

Item 1:       Legal Proceedings

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


Item 5:  Other Information

Outlook: As of the date of this report, November 16, 1998, the Company is providing consulting services at 30 hospitals, of which 29 have contracted for the Company's Quality Management Program and one has contracted for the Company to provide "hospitalist" services. A hospitalist is a physician who consults on issues uniquely related to the delivery of medical services in a hospital. At this time last year, the Company provided consulting services at 22 hospitals, an increase of 8 hospitals from the previous year. The Company is in active negotiation with 12 hospitals for delivery of its Quality Management Program. In addition, the Company expects to complete contracts to provide its Clinical Resource Management Program at approximately 2 to 6 hospitals during the second quarter of fiscal 1999. Under this program, the Company will provide consulting services to assist hospitals in delivering appropriate and cost-effective quality health care by working with attending physicians to improve their analytical processes in preparing treatment plans for patients. By so doing, the Company expects the quality of patient care to improve and the costs of care to be reduced from improved efficiency. This expectation is based on limited analyses performed by the Company of the experiences of a number of hospitals which have participated in the Company's Quality Management Program. If the anticipated results are obtained, the Company will be compensated as a variable percentage of the actual economic benefit to the hospital. Management believes that this program, in conjunction with the Company's existing Quality Management Program, could restore the Company's operating margins to the levels enjoyed in fiscal 1997. Since no Clinical Resource Management Program has yet commenced, it is too early to tell whether or not the Company will be successful. The Company has also continued to pursue expanding its Quality Management Program into physician offices.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

      *10.10 1995 Stock Option Plan for Birman Managed Care, Inc. dated October 31,1995.

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

      *10.24 Form of Merger and Acquisition Agreement between Birman Managed Care, Inc. and Royce Investment Group, Inc. to be supplied by amendment.

     **10.25 Employment Agreement by and between Birman Managed Care, Inc. and Samuel S. Patterson.

     **10.26 Employment Agreement by and between Birman Managed Care, Inc. and Jeffrey L. Drake.

     ***16.1       Letter on Change in Certifying Accountants.

       *21.1       Subsidiaries of the Registrant.

        27.1       Financial Data Schedule, quarter ended September 30, 1998

        27.2       Financial Data Schedule, quarter ended September 30, 1997 -
                   Restated


B. REPORTS ON FORM 8-K

      No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended June 30, 1998. Subsequent to fiscal year end, the Company filed Form 8-K on July 1, 1998 to report certain cost reduction measures taken to reduce cash operating requirements. In addition, the Company filed Form 8-K on August 7, 1998 to report the discontinuance of the health plan operations of the Company.

* Incorporated by Reference from the Company's Registration Statement on Form SB-2 (No. 333-111957).

** Incorporated by Reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1996.

*** Incorporated by reference from the Company's quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 1997.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BIRMAN MANAGED CARE, INC.



November 14, 1998                    /s/  DAVID N. BIRMAN
                                     -------------------------------------
                                     David N. Birman
                                     Chairman of the Board, President and
                                     Chief Executive Officer


November 14, 1998                    /s/ DOUGLAS A. LESSARD
                                     -------------------------------------
                                     Douglas A. Lessard
                                     Vice President, Treasurer and Chief
                                     Financial Officer
                                     (Principal Accounting Officer)