Form 10QSB
period 1998-12-31
BIRMAN MANAGED CARE INC
filed 1999-02-16
CIK 1009822

                                      FORM 10-QSB

                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

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

               (Address of principal executive offices: zip code)
                   (931) 372-7800; (931) 372-7823 (Facsimile)

                (Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES [X]     NO [ ]

Number of common stock shares outstanding as of February 15, 1999 =    8,756,254

                        BIRMAN MANAGED CARE, INC. & SUBSIDIARIES

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

EXHIBITS

    EX-27.1  Financial Data Schedule, Six Months Ended December 31, 1998

    EX-27.2  Financial Data Schedule, Six Months Ended December 31, 1997 -
             Restated

PART I.

ITEM 1. FINANCIAL STATEMENTS

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                (UNAUDITED)                (AUDITED)
                                                                                December 31,                 June 30,
                                                                                    1998                       1998
                                                                                -----------                -----------
Current Assets:
Cash and cash equivalents                                                       $ 1,112,251                $ 2,431,387
Accounts receivable, net of allowance for doubtful
  accounts of $141,900 and $130,000, respectively                                   979,925                    805,760
Prepaid expenses and other                                                           74,609                     38,516
Deferred income taxes                                                                26,819                     26,819
Income taxes receivable (Note 3)                                                  1,051,864                  1,234,634
Note receivable - related party                                                      36,705                     55,265
                                                                                -----------                -----------
        Total Current Assets                                                      3,282,173                  4,592,381

Net assets of discontinued operations (Notes 1 and 9)                               235,690                         --
Property and equipment, net of accumulated depreciation of
  $411,561 and $287,717, respectively                                             1,062,351                  1,104,110
Goodwill                                                                             12,108                     12,915
Other                                                                               106,155                    126,282
                                                                                -----------                -----------
        Total Assets                                                            $ 4,698,477                $ 5,835,688
                                                                                ===========                ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of notes payable and capital lease obligations               $   401,900                $   205,700
Accounts payable                                                                    275,177                    333,256
Accrued expenses                                                                    117,073                    141,605
Net liabilities of discontinued operations (Notes 1 and  9)                              --                    102,546
                                                                                -----------                -----------
        Total Current Liabilities                                                   794,150                    783,107

Note payable, less current portion                                                       --                    400,000
Deferred income taxes                                                                34,083                     34,083
                                                                                -----------                -----------
        Total Liabilities                                                           828,233                  1,217,190
                                                                                -----------                -----------


Stockholders' Equity:
Preferred stock, $.001 par value, 5,000,000
  shares authorized, none issued or outstanding                                         --                         --
Common stock, $.001 par value, 15,000,000 shares
   authorized, 8,756,254 issued and outstanding                                       8,756                      8,756
Additional paid-in capital                                                        9,715,071                  9,715,071
Retained deficit                                                                 (5,853,583)                (5,105,329)
                                                                                -----------                -----------
Total Stockholders' Equity                                                        3,870,244                  4,618,498
                                                                                -----------                -----------
   Total Liabilities and Stockholders' Equity                                   $ 4,698,477                $ 5,835,688
                                                                                ===========                ===========


               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months ended                 Six Months ended
                                                                   December 31,                     December 31,
                                                          ----------------------------     -----------------------------
                                                              1998             1997             1998             1997
                                                          -----------      -----------      -----------      -----------
Consulting  revenues                                      $ 1,923,640      $ 2,295,402      $ 3,901,107      $ 5,026,823

Cost of revenue                                               993,616        1,006,718        2,013,795        2,093,579
                                                          -----------      -----------      -----------      -----------
Gross profit                                                  930,024        1,288,684        1,887,312        2,933,244

General and administrative expenses                         1,560,081        2,038,105        2,985,241        3,711,695
                                                          -----------      -----------      -----------      -----------

Loss from continuing operations                              (630,057)        (749,421)      (1,097,929)        (778,451)
                                                          -----------      -----------      -----------      -----------

Other income (expense):
   Interest and other income                                   19,600           93,592           46,838          206,167
   Interest expense                                            (3,994)         (11,253)          (8,401)         (12,506)
   Loss on disposal of assets                                      --           (4,505)              --           (4,355)
                                                          -----------      -----------      -----------      -----------
                                                               15,606           77,834           38,437          189,306
                                                          -----------      -----------      -----------      -----------

Loss from continuing operations before provision for
  income taxes and extraordinary gain                        (614,451)        (671,587)      (1,059,492)        (589,145)
Provision for income tax  benefit (Note 3)                     19,625          220,505           15,233          201,982
                                                          -----------      -----------      -----------      -----------
Loss from continuing operations before
  extraordinary gain                                         (594,826)        (451,082)      (1,044,259)        (387,163)
                                                          -----------      -----------      -----------      -----------
Net loss from discontinued operations of
  health plan, net of tax (Notes 1 and 9)                          --         (179,386)              --         (367,605)
Gain on disposal of health plan, net of tax
  (Notes 1 and 9)                                              75,000               --           75,000               --
                                                          -----------      -----------      -----------      -----------
Net loss before extraordinary gain                           (519,826)        (630,468)        (969,259)        (754,768)
Extraordinary gain on debt extinguishment,
   less applicable income taxes of $ 0 (Note 10)              221,005               --          221,005               --
                                                          -----------      -----------      -----------      -----------
Net loss                                                  $  (298,821)     $  (630,468)     $  (748,254)     $  (754,768)
                                                          ===========      ===========      ===========      ===========

Loss per common share - basic
   Loss from continuing operations
     before extraordinary gain                            $      (.08)     $      (.06)     $      (.13)     $      (.05)
   Loss from discontinued operations of health plan,
     net of tax                                                    --             (.02)              --             (.04)
   Gain on disposal of health plan, net of tax                    .01               --              .01               --
   Extraordinary gain on debt extinguishment,  net of tax         .03               --              .03               --
                                                          -----------      -----------      -----------      -----------
   Net loss                                               $      (.04)     $      (.08)     $      (.09)     $      (.09)
                                                          ===========      ===========      ===========      ===========
Loss per common share - assuming
    dilution
   Loss from continuing operations
      before extraordinary gain                           $      (.08)     $      (.06)     $      (.13)     $      (.05)
   Loss from discontinued operations of health
      plan, net of tax                                             --             (.02)              --             (.04)
   Gain on disposal of health plan, net of tax                    .01               --              .01               --
   Extraordinary gain on debt extinguishment,  net of tax         .03               --              .03               --
                                                          -----------      -----------      -----------      -----------
Net loss                                                  $      (.04)     $      (.08)     $      (.09)     $      (.09)
                                                          ===========      ===========      ===========      ===========
Basic weighted average common stock shares
   outstanding (Note 4)                                     8,089,588        8,089,588        8,089,588        8,089,588
                                                          ===========      ===========      ===========      ===========
Weighted average diluted common stock shares
   outstanding (Note 4)                                     8,089,588        8,089,588        8,089,588        8,089,588
                                                          ===========      ===========      ===========      ===========


               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               Additional       Retained          Total
                                          Common Stock          Paid-In         Earnings      Stockholders'
                                       Shares       Amount      Capital        (Deficit)         Equity
                                      ---------     ------     ----------     -----------      ------------
Balance at June 30, 1997,
  (Audited)                           8,756,254     $8,756     $9,715,071     $ 1,577,417      $ 11,301,244
Net loss for year ended
  June 30, 1998 (Audited)                    --         --             --      (6,682,746)       (6,682,746)
                                      ---------     ------     ----------     -----------      ------------

Balance at June 30, 1998,
  (Audited)                           8,756,254      8,756      9,715,071      (5,105,329)        4,618,498
Net loss for the six months ended
  December 31, 1998 (Unaudited)              --         --             --        (748,254)         (748,254)
                                      ---------     ------     ----------     -----------      ------------
Balance at December 31, 1998
  (Unaudited)                         8,756,254     $8,756     $9,715,071     $(5,853,583)     $  3,870,244
                                      =========     ======     ==========     ===========      ============












               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Six Months Ended
                                                                                                      December 31,
                                                                                              1998                       1997
                                                                                          -----------                -----------
Cash flows from operating activities:

Net loss                                                                                  $  (748,254)               $  (754,768)
Loss from discontinued operations                                                                  --                   (367,605)
Gain on disposal of health plan (Notes 1 and 9)                                                75,000                         --
Extraordinary gain on debt extinguishment (Note 10)                                           221,005                         --
                                                                                          -----------                -----------
Net loss from continuing operations before extraordinary gain                              (1,044,259)                  (387,163)

Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                                                             124,654                     79,508
    Loss on disposal of assets                                                                     --                      4,355

    Changes in assets and liabilities:
      Accounts receivable                                                                    (174,165)                   586,733
      Income taxes receivable                                                                 182,770                   (101,216)
      Prepaid expenses and other                                                              (36,093)                   (54,568)
      Deferred tax asset                                                                           --                   (473,200)
      Other assets                                                                             20,127                    (62,780)
      Accounts payable                                                                        (58,079)                   241,515
      Accrued expenses                                                                         (3,527)                     1,683
      Accrued executive bonuses                                                                    --                   (116,341)
      Income taxes payable                                                                         --                   (541,473)
      Deferred income taxes                                                                        --                    (19,175)
                                                                                          -----------                -----------
                                                                                               55,687                   (454,959)
                                                                                          -----------                -----------

        Net cash used in operating activities                                                (988,572)                  (842,122)
                                                                                          -----------                -----------
Cash flows from investing activities:
   Purchase of property and equipment                                                         (82,088)                  (613,923)
   Payments from (advances to) note receivable - related parties                               18,560                     (6,424)
   Investment in discontinued operations                                                     (263,236)                (1,102,922)
                                                                                          -----------                -----------
        Net cash used in investing activities                                                (326,764)                (1,723,269)
                                                                                          -----------                -----------
Cash flows from financing activities:
   Payments on debt                                                                            (3,800)                   (13,719)
                                                                                          -----------                -----------
        Net cash used in financing activities                                                  (3,800)                   (13,719)
                                                                                          -----------                -----------
Net decrease in cash and cash equivalents                                                  (1,319,136)                (2,579,110)

Cash and cash equivalents at beginning of period                                            2,431,387                  8,462,277
                                                                                          -----------                -----------

Cash and cash equivalents at end of period                                                $ 1,112,251                $ 5,883,167
                                                                                          ===========                ===========



               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation:

         The condensed consolidated balance sheet and statement of changes in stockholders' equity as of December 31, 1998 and the related condensed consolidated statements of operations and cash flows for the three months and six months ended December 31, 1998 and 1997 have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated statements have been made in accordance with generally accepted accounting principles. Accordingly, with the instructions of Item 310(B) of Regulation S-B, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. These interim financial statements should be read in conjunction with the consolidated financial statements and notes contained therein, included in the Company's Form 10-KSB for the year ended June 30, 1998.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from its consulting business due to changes in the market which slowed the Company's ability to add new hospital clients, which reduced the Company's profit margins on its consulting engagements and which required a change in the Company's billing practices. On June 30, 1998, management implemented a series of steps to reduce the Company's operating expenses. These included a reduction in employees, staff position consolidations, salary reductions for most employees ranging from 10% to 30% of salary, and other expense reduction initiatives. These measures did not return the Company to profitability and the Company commenced further cost reduction measures in January 1999 which will reduce operating and overhead costs by an additional $200,000 per month beginning in February 1999. After these further reductions, the Company believes that existing cash resources and available credit facilities (see Note
         6) will be sufficient to meet the Company's working capital needs for the next twelve months.

         The accompanying consolidated financial statements include the accounts of Birman Managed Care, Inc. and its wholly-owned subsidiaries Birman
         & Associates, Inc. and Hughes & Associates, Inc. (collectively, the "Company").

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

2.       Nature of Operations:

         Birman Managed Care, Inc. (the "Company" or "BMC") is a Delaware corporation originally incorporated in Tennessee in 1994 as BA Forum, Inc., which was changed to its current name in October 1995. The Company reincorporated in Delaware in September 1996. The Company completed its initial public offering of common shares in February 1997. The Company operates through two wholly-owned subsidiaries, Birman & Associates, Inc. and Hughes & Associates, Inc. Through Birman & Associates, the Company assists hospitals and other health care providers to improve the quality of the medical record, improve the efficiency of the delivery of health care services, to more accurately document the services rendered, by means of improved documentation to obtain appropriate reimbursement for services and to comply with applicable government rules, regulations and statutes. Unique among its competitors, Birman & Associates employs fully-trained physicians to deliver these services to its hospital clients. Through Hughes & Associates, Inc., the Company provides utilization review services to self-insured employer groups and insurers.

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

3.       Income Taxes:

         The provision for income taxes for the three months and six months ended December 31, 1998 has been computed based on management's estimate of the tax rate for the entire fiscal year of 35% offset by a recorded valuation allowance against net deferred tax assets related to federal and state net operating loss carryforwards created in the current period. The variation between the statutory tax rate and the effective tax rate is primarily due to permanent differences between expenses allowed for income tax purposes and financial purposes as well as state income taxes and a valuation allowance recorded against the net deferred tax assets related to federal and state net operating loss carryforwards created in the current period.

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

4.       Earnings Per Share:

         The following table reconciles weighted average shares used in the earnings per share calculation for the three months ended December 31, 1998 and 1997 for income from continuing operations:

                                                             For the three months ended December 31, 1998
                                                         ---------------------------------------------------
                                                             Loss                 Shares           Per Share
                                                         (Numerator)          (Denominator)          Amount
                                                          ---------             ---------            -------
         BASIC EPS - Loss from
           continuing  operations available to
           common stockholders                            $(594,826)            8,089,588            $  (.08)
         Effect of Dilutive Securities
            None                                                 --                    --                 --
                                                          ---------             ---------            -------
         DILUTED EPS - Loss from
            continuing operations available to
            common stockholders                           $(594,826)            8,089,588            $  (.08)
                                                          =========             =========            =======



                                                             For the three months ended December 31, 1997
                                                         ---------------------------------------------------
                                                             Loss                 Shares           Per Share
                                                         (Numerator)          (Denominator)          Amount
                                                          ---------             ---------            -------
         BASIC EPS - Loss from
            continuing operations available to
            common stockholders                           $(451,082)            8,089,588            $  (.06)
         Effect of Dilutive Securities
             None                                                --                    --                 --
                                                          ---------             ---------            -------
         DILUTED EPS - Loss from continuing
            operations available to common
            stockholders                                  $(451,082)            8,089,588            $  (.06)
                                                          =========             =========            =======

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

         The following table reconciles weighted average shares used in the earnings per share calculation for the six months ended December 31, 1998 and 1997 for income from continuing operations:

                                                             For the six months ended December 31, 1998
                                                         ---------------------------------------------------
                                                             Loss                 Shares           Per Share
                                                         (Numerator)          (Denominator)          Amount
                                                          ---------             ---------            -------
         BASIC EPS - Loss from
           continuing  operations available to
           common stockholders                            $(1,044,259)          8,089,588            $  (.13)
         Effect of Dilutive Securities
            None                                                   --                  --                 --
                                                          -----------           ---------            -------
         DILUTED EPS - Loss from
            continuing operations available to
            common stockholders                           $(1,044,259)          8,089,588            $  (.13)
                                                          ===========           =========            =======



                                                             For the six months ended December 31, 1997
                                                         ---------------------------------------------------
                                                             Loss                 Shares           Per Share
                                                         (Numerator)          (Denominator)          Amount
                                                          ---------             ---------            -------
         BASIC EPS - Loss from
            continuing operations available to
            common stockholders                           $(387,163)            8,089,588            $  (.05)

         Effect of Dilutive Securities
             None                                                --                    --                 --
                                                          ---------             ---------            -------
         DILUTED EPS - Loss from continuing
            operations available to common
            stockholders                                  $(387,163)            8,089,588            $  (.05)
                                                          =========             =========            =======



         Options and warrants to purchase 1,105,159 and 1,233,205 shares of common stock were outstanding as of December 31, 1998 and December 31, 1997, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

5.       Accounting Pronouncements:

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The Company's comprehensive loss and net loss for the three months and six months ended December 31, 1998 and December 31, 1997 were equal.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These pronouncements were effective for financial statements beginning after December 15, 1997. In March 1998, the FASB issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." This pronouncement will be effective for financial statements beginning after December 15, 1998. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company anticipates that the adoption of these statements will not have a material impact on its operating results or financial position.

6.       Line of Credit:

         The Company has available a working capital line of $1,500,000 (maximum principal) credit facility ("facility") with American National Bank and Trust Company of Chicago. The facility matured on October 31, 1998 and was subsequently renewed in November 1998 and will expire on October 31, 1999. The facility provides for the accrual of interest at a floating annual rate equal to the lender's prime rate on the unpaid principal balance. The facility is secured by a pledge of the Company's Quality Management Program and utilization review accounts receivable. These accounts receivable are obligations of the hospital clients to the Company and employer clients of Hughes and are not Medicare or Medicaid receivable accounts. Under the terms of the facility, the Company can borrow up to the lesser of: (i) $1,500,000, or (ii) the maximum facility minus any letter of credit obligations, or (iii) the "Borrowing Base", (i.e. up to 75% of the face amount of all then existing eligible receivables), minus any letter of credit obligations. As of December 31, 1998, no amounts had been borrowed against such line.

7.       Significant Customer:

         During the three months ended December 31, 1998 and 1997, approximately 22% and 19%, respectively, of the Company's revenue was from hospital-clients owned or managed by a national hospital management company. In addition, approximately 15% of the Company's revenue for the three months ended December 31, 1998 was from three hospitals owned by an Ohio non-profit corporation.

         During the six months ended December 31, 1998 and 1997, approximately 22% and 20%, respectively, of the Company's revenue was from hospital-clients owned or managed by a national hospital management company. In addition, approximately 18% of the Company's revenue for the six months ended December 31, 1998 was from three hospitals owned by an Ohio non-profit corporation.

         During the three months and six months ended December 31, 1997, approximately 25% and 24%, respectively, of the Company's revenue was from hospital-clients owned by a large New Jersey based hospital system. The contract was terminated on December 31, 1997 in accordance with its terms.

8.       Legal Proceedings:

         In April, 1998, the Company supplied certain documents to the United States Department of Justice ("DOJ") concerning its business pursuant to an administrative subpoena (the "Subpoena") served on February 24, 1998 issued under the Health Insurance Portability Accountability Act of 1996. Since April, 1998, the Company has not been requested to provide any further documents or information to the DOJ related to the subpoena. The Company has received six

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

         requests or demands from current and former hospital clients regarding bills prepared and submitted by those hospitals to the federal Medicare program which bills have been challenged by federal regulators. Some hospitals seek assistance in defending their decisions before the regulators. Others demand complete indemnification of all their costs incurred with regulators and enforcement personnel. The Company's contracts generally limit the Company's liability in such circumstances to assisting such hospitals in defending before regulatory agencies billing decisions made by those hospitals consistent with the Company's recommendations. The Company readily assists its hospital clients in such defense. With respect to indemnification, the Company believes it has no liability for such indemnification as all billings submitted by a hospital are the work product of the hospital, not the Company. To date, no hospital has identified any conduct on the part of the Company which the Company believes is actionable. The Company maintains professional errors and omissions insurance for such claims in an amount believed adequate for such purposes. The Company has tendered these requests and demands to its insurance carrier. While the ultimate outcome of these matters cannot be predicted, management believes that their resolution will not have a significant impact on the Company's results of operations or its financial position.

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

         Net Assets (Liabilities) of the Health Plan Operations are as follows:

                                                                       (Unaudited)             (Audited)
                                                                         12/31/98               6/30/98
                                                                        ---------             -----------
         Current Assets                                                 $      --             $ 1,540,898
         Property and Equipment, net                                           --                  54,482
         Income Taxes Receivable                                          320,223                 320,223
         Restricted Cash Deposit                                               --                 500,000
         Goodwill, net of Amortization                                         --                      --
         Other Assets                                                          --                 127,698
         Current Liabilities                                                   --              (1,434,379)
         Minority Interest                                                     --                      --
         Estimated losses through disposal date and costs
            to dispose of health plan                                     (84,533)             (1,211,468)
                                                                        ---------             -----------
         Net Assets (Liabilities) of Discontinued Operations            $ 235,690             $  (102,546)
                                                                        =========             ===========


         As of June 30, 1998, the net assets of the health plan operations include a deferred tax asset of $1,511,118 for federal tax net operating loss carryforwards. A valuation allowance of $1,511,118 was recorded against this deferred tax asset and

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

         resulted in a net deferred tax asset of zero. Such federal tax net operating loss carryforwards will begin expiring June 30, 2013. The deferred tax asset and valuation allowance were reduced to $1,484,868 during the three months and six months ended December 31, 1998, to reflect the decrease resulting from the gain on disposal of health plan recognized in the same quarter and six months ended. The discontinued operations did not record any revenue during the six months ended December 31, 1998 and recorded revenue of $322,429 and $439,061 for the three months and six months ended December 31, 1997, respectively. Based on proceedings in the Care3 rehabilitation to date, the Company has reduced its estimated cost to dispose of the health plan by $75,000. Such amount has been reflected as a gain on disposal of health plan for the quarter and six months ended December 31, 1998. The health plan operations are reported as discontinued operations for all periods presented. The condensed consolidated balance sheets and condensed consolidated results of operations, cash flows and notes to the condensed consolidated financial statements have been restated to conform to the discontinued operations presentation. The discontinued operations include Care3, Inc. and the operations of BMC Health Plans, Inc., TMMC, Inc., and MMMC, Inc., a ninety percent (90%) owned subsidiary of the Company.

10.      Extraordinary Gain:

         For the quarter and six months ended December 31, 1998, the Company reported an extraordinary gain of $221,005. There were no applicable income tax effects related to the extraordinary gain. Such gain related to the Company's extinguishment of debt and accrued interest to former shareholders of Canton Management, Inc. (now "Care3, Inc.").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table represents results from continuing operations and sets forth percentage of revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the periods indicated:

                               (UNAUDITED)                (UNAUDITED)             (UNAUDITED)               (UNAUDITED)
                                  THREE                      THREE                    SIX                       SIX
                                  MONTHS                     MONTHS                  MONTHS                    MONTHS
                                  ENDED                      ENDED                   ENDED                     ENDED
                               DECEMBER 31,                DECEMBER 31,            DECEMBER 31,              DECEMBER 31,
                                   1998             %         1997          %          1998           %          1997         %
                                -----------        ---     -----------     ---     -----------       ---     -----------     ---
Revenue .....................   $ 1,923,640        100%    $ 2,295,402     100%    $ 3,901,107       100%    $ 5,026,823     100%
Cost of revenue .............       993,616         52%      1,006,718      44%      2,013,795        52%      2,093,579      42%
                                -----------        ---     -----------     ---     -----------       ---     -----------     ---
Gross profit ................       930,024         48%      1,288,684      56%      1,887,312        48%      2,933,244      58%
General & Administrative
  expenses ..................     1,560,081         81%      2,038,105      89%      2,985,241        76%      3,711,695      74%
                                -----------        ---     -----------     ---     -----------       ---     -----------     ---
Loss from continuing
  operations ................      (630,057)       (33%)      (749,421)    (33%)    (1,097,929)      (28%)      (778,451)    (16%)

Other income (expense)
  Interest income ...........        19,600          1%         93,592       4%         46,838         1%        206,167       4%
  Interest expense ..........        (3,994)        --         (11,253)     (1%)        (8,401)       --         (12,506)     --
  Loss on disposal of
    assets ..................            --         --          (4,505)     --              --        --          (4,355)     --
                                -----------        ---     -----------     ---     -----------       ---     -----------     ---
Loss from continuing
  operations before
  income taxes and
  extraordinary gain ........      (614,451)       (32%)      (671,587)    (30%)    (1,059,492)      (27%)      (589,145)    (12%)
Income tax benefit ..........        19,625          1%        220,505      10%         15,233        --         201,982       4%
                                -----------        ---     -----------     ---     -----------       ---     -----------     ---
Loss from continuing
  operations before
  extraordinary gain.........      (594,826)       (31%)      (451,082)    (20%)    (1,044,259)      (27%)      (387,163)     (8%)
                                -----------        ---     -----------     ---     -----------       ---     -----------     ---
Net loss from discontinued
  operations, net of tax ....            --         --        (179,386)     (8%)            --        --        (367,605)     (7%)
Gain on disposal of health
  plan, net of tax ..........        75,000          4%             --      --          75,000         2%             --      --
                                -----------        ---     -----------     ---     -----------       ---     -----------     ---
Net loss before extraordinary
  gain ......................      (519,826)       (27%)      (630,468)    (28%)      (969,259)      (25%)      (754,768)    (15%)
Extraordinary gain on debt
  extinguishment, net of tax        221,005         11%             --      --         221,005         6%             --      --
                                -----------        ---     -----------     ---     -----------       ---     -----------     ---
Net loss ....................   $  (298,821)       (16%)   $  (630,468)    (28%)   $  (748,254)      (19%)   $  (754,768)    (15%)
                                ===========        ===     ===========     ===     ===========       ===     ===========     ===

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

Approximately 25% and 26% of the Quality Management Program ("QMP") business revenue for the three months and six months ended December 31, 1998, respectively has been from hospitals owned or managed by Quorum Health Resources, Inc. ("Quorum"). Those hospitals contract individually with the Company and there is no "system wide" agreement with Quorum. Serious difficulties with any hospital could adversely affect the Company's relations with Quorum; however, positive relations could result in additional business for the Company. Approximately 17% and 21% of the QMP business revenue for the three months and six months ended December 31, 1998, respectively, has been from a contract with The Health Alliance of Greater Cincinnati relating to a contract with terms that run through May 2000.

QUARTER ENDED AND SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH QUARTER ENDED AND SIX MONTHS ENDED DECEMBER 31, 1997:

REVENUE

GENERAL

For the quarter ended December 31, 1998, consolidated revenue decreased by 16% to approximately $1,924,000, from approximately $2,295,000 in the comparable quarter of the prior year. For the six months ended December 31, 1998, consolidated revenue decreased by 22% to approximately $3,901,000 from $5,027,000 in the comparable period of the prior year. In addition to a decrease in consolidated revenue, there has been a change in the revenue distribution between the business divisions of the Company. For the six months ended December 31, 1998, the Utilization Review business now represents 15% of total revenue as compared to 8% of total revenue in the comparable period of the prior year. The following table shows revenue by business division:

                TABLE OF REVENUE BY BUSINESS DIVISION (UNAUDITED)



                                           QUARTER ENDED               SIX MONTHS ENDED
                                            DECEMBER 31,                  DECEMBER 31,

                                        1998          1997           1998           1997
                                        ----          ----           ----           ----
Quality Management Program           $1,673,000    $2,089,000     $3,323,000    $4,637,000
Utilization review/case management      251,000       206,000        578,000       390,000
                                     ----------    ----------     ----------    ----------
Total revenue                        $1,924,000    $2,295,000     $3,901,000    $5,027,000
                                     ==========    ==========     ==========    ==========


QUALITY MANAGEMENT PROGRAM (QMP)

The Quality Management Program (QMP) experienced a 20% decrease in revenue to approximately $1,673,000 for the quarter ended December 31, 1998, from approximately $2,089,000 in the comparable quarter of the prior year. The QMP experienced a 28% decrease in revenue to approximately $3,323,000 for the six months ended December 31, 1998, from approximately $4,637,000 in the comparable period of the prior year. For the six months ended December 31, 1998, approximately $465,000 of the decrease was due to the conversion from "results-oriented" compensation contracts to lower fixed fee compensation contracts. In addition, approximately $835,000 of the revenue decrease was from lost business not replaced with new accounts.

Period to period changes in QMP business is measured in discharge volume and by "per discharge" revenue. A "discharge" is a patient discharged from a hospital whose medical record has been reviewed under the Company's Quality Management Program. The Company experienced a decline in "per discharge" revenue recognized from its consulting services to approximately $134 per discharge in the six months ended December 31, 1998, as compared to $154 per discharge in the comparable period of the prior year. This decline in "per discharge" revenue is a result of the shift from "results-oriented" compensation contracts to fixed fee compensation contracts made in response to the federal government's announced initiative to scrutinize more closely any contracts with a health care provider, such as hospitals, which include an incentive to increase reimbursements from the Medicare program. Another factor which attributed to the "per discharge" revenue decline is that the Company experienced a delay in closing new business accounts due to the difficult business climate created by the federal government's increased scrutiny of health care providers and the Company's evolving marketing strategy to that environment. The actual discharge volume decreased by 23% to 23,128 discharge records reviewed in the six months ended December 31, 1998 as compared to 30,009 discharge records reviewed in the comparable period of the prior year.

During the six months of the prior fiscal year, the impact of heightened government regulatory enforcement against the health care industry in general created a climate of hesitation among the Company's potential hospital clients. As a consequence, the Company started one new hospital account during the first six months of fiscal 1998. The Company started seven new hospital accounts during the first six months of fiscal 1999.

Outlook: The Company continues to experience difficulty concluding new consulting agreements with hospitals. Factors contributing to this difficulty include matters previously disclosed, such as the current regulatory pressure, the Company's election not to offer "results-based" (contingency) compensation arrangements, the cost of the Company's services and, more recently, increasing consolidation and acquisition of hospitals by chains. The Company's physician-to-physician nature continues to be its strongest attribute in the market, distinguishing its services from non-physician "coding companies." In January 1999, the Company reorganized and reduced its field force of physician managers and allied health personnel to concentrate on "clusters" of hospitals and lower the cost to the Company of providing services. By these measures, the Company hopes to restore previously maintained profit margins on its services.

SIGNIFICANT CUSTOMERS -- QMP

The Company has provided services to a number of hospitals operated by Quorum since 1991. Services provided to hospitals operated by Quorum generated approximately 22% and 19%, respectively, of the Company's revenue in the quarter ended December 31, 1998 and 1997. For the six months ended December 31, 1998 and 1997, services provided to hospitals operated by Quorum generated approximately 22% and 20%, respectively, of the Company's revenue. As of December 31, 1998, the Company is providing QMP services at seven Quorum-operated facilities as compared to six Quorum-operated facilities as of December 31, 1997.

In April 1998, the Company entered into a contract to provide QMP, compliance, training, and other services for three large hospitals managed and operated by The Health Alliance of Greater Cincinnati (the "Health Alliance"), an Ohio non-profit corporation. Work at two hospitals began in May 1998 with a third hospital to begin possibly sometime during the third quarter of fiscal 1999. The contract has three phases to the program with a decreasing level of consulting services and related fees. Phase I provides for full implementation and training under the QMP. Phase II and III provides further training and education and a transition to monitoring and maintenance of a Health Alliance-operated compliance program. Services provided under this contract with The Health Alliance resulted in approximately 15% and 18%, respectively, of the Company's revenue for the quarter and six months ended December 31, 1998.

During the prior fiscal year, the Company provided QMP services for two hospitals owned by St. Barnabas Health System, which represents approximately 25% and 24%, respectively, of the Company's revenues for the quarter and six months ended December 31, 1997. The St. Barnabas contract concluded activities effective December 31, 1997 in accordance with its terms.

Outlook: The Company expects that revenue from contracts with the Health Alliance and Quorum hospitals will continue to be a significant source of revenue through the next fiscal quarter. The Health Alliance notified the Company by letter dated February 5, 1999, that it was exercising its right to terminate its contract with the Company "without cause" after ninety days. The Company believes it has achieved excellent results for the Health Alliance and is uncertain about the reason for the termination, which was not provided. Executives of the Company and the Health Alliance have agreed to meet presently to discuss the matter. There is no assurance that the Health Alliance will rescind its termination of the contract.

UTILIZATION REVIEW/CASE MANAGEMENT

Revenue from the operations of Hughes and Associates, Inc., the Company's utilization review (UR) business in Mississippi, increased by 20%, to approximately $251,000 for the quarter ended December 31, 1998, from approximately $206,000 in the comparable quarter of the prior year. For the six months ended December 31, 1998, revenue increased by 48% to approximately $578,000 from approximately $390,000 in the comparable period of the prior year. In July 1998, Hughes & Associates executed a one year contract to provide medical utilization review management services for The University of Mississippi Medical Center. This contract represents 27% and 23%, respectively, of Hughes' revenue for the quarter and six months ended December 31, 1998.

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

COST OF REVENUE

The cost of revenue includes all costs directly associated with the operations of the QMP and UR business, including compensation of physicians, nurses, and allied health specialists, consulting staff travel and lodging, and other direct costs. The following table shows the cost of revenue by business division:

            TABLE OF COST OF REVENUE BY BUSINESS DIVISION (UNAUDITED)


                                            QUARTER ENDED                  SIX MONTHS ENDED
                                             DECEMBER 31,                     DECEMBER 31,

                                         1998              1997          1998              1997
                                         ----              ----          ----              ----
Quality Management Program              $827,000        $ 897,000    $ 1,661,000       $ 1,887,000
Utilization review/case management       167,000          110,000        353,000           207,000
                                        --------       ----------    -----------       -----------
Total cost of revenue                   $994,000       $1,007,000    $ 2,014,000       $ 2,094,000
                                        ========       ==========    ===========       ===========


Cost of revenue as a percentage of total revenue increased to 52% for the quarter ended December 31, 1998 from 44% in the comparable quarter of the prior year. For the six months ended December 31, 1998, cost of revenue as a percentage of total revenue increased to 52% from 42% in the comparable period of the prior year. This was due to a shift from "results-oriented" compensation contracts to fixed fee compensation contracts for the QMP, and due to the climate of hesitation which currently exists among potential clients. As of December 31, 1998, all but two of the QMP contracts were fixed fee contracts.

Outlook: Cost of revenue as a percentage of total revenue will decrease as a result of cost reduction measures taken in January, 1999, which will reduce operating costs by approximately $150,000 per month. The Company will also reduce overhead by $50,000 per month. Management does not believe that these steps will adversely affect the Company's ability to service its consulting clients. Cost of revenue for the Company's new products remains undetermined as the Company has not begun delivering a sufficient amount of those services to determine accurately the ultimate cost of those services or the prices for which those services can be provided.

GROSS PROFIT

For the quarter ended December 31, 1998, the Company's gross profit decreased by $359,000 to approximately $930,000 from $1,289,000 in the comparable quarter of the prior year. For the six months ended December 31, 1998, the Company's gross profit decreased by $1,046,000 to approximately $1,887,000 from $2,933,000 in the comparable period of the prior year. The Company's gross profit margin decreased to 48% of revenue for the quarter ended December 31, 1998 from 56% of revenue in the comparable quarter of the prior year. For the six months ended December 31, 1998, the Company's gross profit margin decreased to 48% of revenue from 58% of revenue in the comparable period of the prior year.

The following chart shows gross margin percentages by business division:

          TABLE OF GROSS PROFIT MARGIN BY BUSINESS DIVISION (UNAUDITED)

                                          % OF REVENUE          % OF REVENUE
                                          QUARTER ENDED       SIX MONTHS ENDED,
                                           DECEMBER 31,          DECEMBER 31,

                                          1998      1997      1998         1997
                                          ----      ----      ----         ----
Quality Management Program                 51%       57%       50%          59%
Utilization review/case management         33%       47%       39%          47%
Total gross margins                        48%       56%       48%          58%


Gross profit margin for the QMP decreased to 51% in the quarter ended December 31, 1998 from 57% in the comparable quarter of the prior year. For the six months ended December 31, 1998, gross profit margin for the QMP decreased to 50% from 59% in the comparable period of the prior year. This decrease in gross profit was due to decreased revenues from the QMP as a result of a shift from "results-oriented" compensation contracts to fixed fee compensation contracts and due to the climate of hesitation which currently exists among potential clients. Gross profit margin for the Utilization Review/Case Management business also decreased to 33% for the quarter ended December 31, 1998 from 47% for the comparable quarter of the prior year. For the six months ended December 31, 1998, gross profit margin for the UR business decreased to 39% from 47% in the comparable period of the prior year. This decrease in gross profit was due to additional costs incurred as a result of the contract to provide medical utilization review management services for the University of Mississippi Medical Center.

Outlook: Due to the cost reduction measures begun in January, 1999, the QMP and UR businesses are anticipated to produce gross profit margins of 55% to 65% of revenue in the near term.

GENERAL AND ADMINISTRATIVE EXPENSES

For the quarter ended December 31, 1998, general and administrative expenses decreased by $478,000 or 23%, to approximately $1,560,000 from $2,038,000 in the comparable quarter of the prior year. For the six months ended December 31, 1998, general and administrative expenses decreased by $727,000 or 20% to approximately $2,985,000 from $3,712,000 in the comparable period of the prior year. This was due to a decrease in salary and benefit expense attributable to the elimination of several positions and pay reductions implemented at the beginning of the fiscal year.

Outlook: The Company anticipates that general and administrative expense will decrease through the next two fiscal quarters. On June 30, 1998, the Company implemented a series of steps designed to reduce the Company's other general and administrative expense and cash operating requirements. These steps included a reduction in force and staff position consolidations which eliminated eight staff positions, an across-the-board pay reduction for most employees ranging from 10% to 30% of salary, and a reduction in certain expenses. In addition, the Company took steps in January, 1999 to further reduce selling, general and administrative expense by approximately $50,000 per month. The Company will also sublease approximately one-half of its corporate headquarters in Cookeville, Tennessee. Management does not believe that these steps will adversely affect the Company's ability to service its consulting clients and to continue to attract new clients.

INTEREST INCOME

Interest income decreased to approximately $14,000 for the quarter ended December 31, 1998 from approximately $92,000 in the comparable quarter of the prior year. For the six months ended December 31, 1998, interest income decreased to approximately $41,000 from approximately $205,000 in the comparable period of the prior year. This was due to the decrease in cash deposits held primarily in money market and other short-term investment accounts.

NET LOSS FROM CONTINUING OPERATIONS

For the quarter ended December 31, 1998 the Company reported a net loss from continuing operations of $595,000 as compared to a net loss of $451,000 in the comparable quarter of the prior year. For the six months ended December 31, 1998, the Company reported a net loss from continuing operations of $1,044,000 as compared to a net loss of $387,000 in the comparable period of the prior year.

The net loss from continuing operations for the quarter and six months ended December 31, 1998 was primarily from a decrease in revenue and gross margin from the Quality Management Program.

DISCONTINUED OPERATIONS

For the quarter and six months ended December 31, 1998, the Company reported a gain on disposal of health plan of $75,000 as compared with a loss, net of tax, from discontinued operations of $179,000 and $368,000, respectively, in the comparable periods of the prior year (see Note 9 to the Condensed Consolidated Financial Statements). This item includes all revenue and expenses from the operations of Care3, Inc., the health plan in Mississippi, and the related health plan management subsidiaries of MMMC, Inc., BMC Health Plans, Inc. and TMMC, Inc.

EXTRAORDINARY GAIN

For the quarter and six months ended December 31, 1998, the Company reported an extraordinary gain of $221,005. This item consists of the gain recognized by the Company for extinguishment of debt and accrued interest related to notes payable to former shareholders of Canton Management Group, Inc.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1998, the Company funded its continuing operations and business development activities primarily through operating revenue and cash on deposit of approximately $1,319,000. The Company invested approximately $263,000 in discontinued operations to fund the wind-down of the health plan management operations and also $82,000 to purchase property and equipment.

The Company received an income tax refund of $1,245,000 during January 1999 from the carryback of operating losses. During the third fiscal quarter, the Company expects to use approximately $250,000 of additional cash resources for operating losses to be incurred prior to implementation of the January cost reductions and for related severance expenses.

The Company has available a working capital line of a $1,500,000 (maximum principal) credit facility with American National Bank and Trust Company of Chicago which has not been used. The facility matured on October 31, 1998 and was subsequently renewed in November for a period of one year. The credit facility is secured by a pledge of the Company's Quality Management Program and utilization review accounts receivable. These accounts receivable are obligations of the hospital clients of Birman & Associates and employer clients of Hughes & Associates, Inc. and are not Medicare or Medicaid receivable accounts.

Outlook: In January 1999, the Company took steps to reduce its monthly operating and overhead costs by approximately $200,000 by February 1999. After these reductions, the Company believes that its existing cash resources and available credit facilities will be sufficient to meet the Company's anticipated working capital needs for the next twelve months. The Company has not drawn on its line of credit and it has been renewed through October 31, 1999. The Company, however, may raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions to fund future expansion of its business either before or after the end of the twelve month period. There can be no assurance that acceptable financing for future transactions can be obtained.

ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These pronouncements will be effective for financial statements beginning after December 15, 1997. In March 1998, the FASB issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This pronouncement will be effective for financial statements beginning after December 15, 1998. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company anticipates that the adoption of these Statements will not have material impact on its operating results or financial position.

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

In April, 1998, the Company supplied certain documents to the United States Department of Justice ("DOJ") concerning its business pursuant to an administrative subpoena (the "Subpoena") served on February 24, 1998 under the Health Insurance Portability and Accountability Act of 1996. Since April, 1998, the Company has not been requested to provide any further documents or information to the DOJ related to the subpoena. The Company has received six requests or demands from current and former hospital clients regarding bills prepared and submitted by those hospitals to the federal Medicare program which bills have been challenged by federal regulators. Some hospitals seek assistance in defending their decisions before the regulators. Others demand complete indemnification of all their costs incurred with regulators and enforcement personnel. The Company's contracts generally limit the Company's liability in such circumstances to assisting such hospitals in defending before regulatory agencies billing decisions made by those hospitals consistent with the Company's recommendations. The Company readily assists its hospitals clients in such defense. With respect to indemnification, the Company believes it has no liability for such indemnification as all billings submitted by a hospital are the work product of the hospital, not the Company. To date, no hospital has identified any conduct on the part of the Company which the Company believes is actionable. The Company maintains professional errors and omissions insurance for such claims in an amount believed adequate for such purposes. The Company has tendered these requests and demands to its insurance carrier. While the ultimate outcome of these matters cannot be predicted, management believes that their resolution will not have a significant impact on the Company's results of operations or its financial position.

Item 5: Other Information

Outlook: On December 18, 1998, the Company's "lock up" agreements with holders of its common stock acquired in non-public transactions expired. These agreements prohibited those shareholders from selling any of their shares of the Company's common stock until on or after December 18, 1998. With the expiration of these agreements, the number of the Company's shares eligible for public trading increased from 2,200,000 shares to 8,756,254 shares.

The Company's chief financial officer, Douglas A. Lessard, resigned effective November 30, 1998 to pursue other interests. Mr. Lessard received a severance agreement which provides for approximately $70,000 of additional compensation and vesting of previously unvested options to acquire 24,313 1/3 shares of the Company's common stock on February 1, 1999. On such date, Mr. Lessard would have options to acquire 72,940 shares of stock at $1.37 per share on a cashless basis as provided in the Company's 1995 Stock Option Plan. The Company is seeking a replacement for Mr. Lessard.

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

             *10.24 Form of Merger and Acquisition Agreement between Birman Managed Care, Inc. and Royce Investment Group, Inc. to be supplied by amendment.

            **10.25 Employment Agreement by and between Birman Managed Care, Inc. and Samuel S. Patterson.

            **10.26 Employment Agreement by and between Birman Managed Care, Inc. and Jeffrey L. Drake.

            ***16.1    Letter on Change in Certifying Accountants.

              *21.1    Subsidiaries of the Registrant.

               27.1    Financial Data Schedule, quarter ended December 31, 1998
               27.2    Financial Data Schedule, quarter ended December 31, 1997
                       - Restated


B. REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on January 28 , 1999 to report cost reduction measures effected in that month.

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

                                            BIRMAN MANAGED CARE, INC.

February 15, 1999                           /s/  DAVID N. BIRMAN
                                            ------------------------------------
                                            David N. Birman
                                            Chairman of the Board, President and
                                            Chief Executive Officer

February 15, 1999                           /s/ SUE D. BIRMAN
                                            ------------------------------------
                                            Sue D. Birman
                                            Executive Vice President, Secretary
                                            (Principal Accounting Officer)