Form 10QSB
period 1999-03-31
BIRMAN MANAGED CARE INC
filed 1999-05-17
CIK 1009822

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended March 31, 1999


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

Number of common stock shares outstanding as of May 15, 1999 =    8,756,254

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


EXHIBITS

         EX-27.1           Financial Data Schedule, Nine Months Ended March 31, 1999

         EX-27.2           Financial Data Schedule, Nine Months Ended March 31, 1998 - Restated

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    ASSETS


                                                                                                  (UNAUDITED)        (AUDITED)
                                                                                                    March 31,         June 30,
                                                                                                      1999              1998
                                                                                                      ----              ----

Current Assets:
Cash and cash equivalents                                                                          $ 1,490,406       $ 2,431,387
Accounts receivable, net of allowance for doubtful accounts of $207,303 and $130,000,
  respectively                                                                                         957,594           805,760
Prepaid expenses and other                                                                              94,336            38,516
Deferred income taxes                                                                                   26,819            26,819
Income taxes receivable (Note 3)                                                                        82,734         1,234,634
Note receivable - related party                                                                         29,923            55,265
                                                                                                   -----------       -----------
        Total Current Assets                                                                         2,681,812         4,592,381

Property and equipment, net of accumulated depreciation of $483,807 and $287,717, respectively         990,106         1,104,110
Goodwill                                                                                                11,704            12,915
Other                                                                                                  192,780           126,282
                                                                                                   -----------       -----------
        Total Assets                                                                               $ 3,876,402       $ 5,835,688
                                                                                                   ===========       ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of notes payable and capital lease obligations                                  $        --       $   205,700
Accounts payable                                                                                        96,409           333,256
Accrued expenses                                                                                       306,065           141,605
Income taxes payable                                                                                   121,054                --
Net liabilities of discontinued operations (Notes 1 and 9)                                              52,146           102,546
                                                                                                   -----------       -----------
        Total Current Liabilities                                                                      575,674           783,107

Note payable, less current portion                                                                          --           400,000
Note payable, related party                                                                              2,379                --
Deferred income taxes                                                                                   34,083            34,083
                                                                                                   -----------       -----------
        Total Liabilities                                                                              612,136         1,217,190
                                                                                                   -----------       -----------

Stockholders' Equity:
Preferred stock, $.001 par value, 5,000,000
   shares authorized, none issued or outstanding                                                            --                --
Common stock,  $.001 par value, 15,000,000 shares
   authorized, 8,756,254 issued and outstanding                                                          8,756             8,756
Additional paid-in capital                                                                           9,715,071         9,715,071
Retained deficit                                                                                    (6,459,561)       (5,105,329)
                                                                                                   -----------       -----------
Total Stockholders' Equity                                                                           3,264,266         4,618,498
                                                                                                   -----------       -----------
    Total Liabilities and Stockholders' Equity                                                     $ 3,876,402       $ 5,835,688
                                                                                                   ===========       ===========


               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                        Three Months ended             Nine Months ended
                                                                              March 31,                     March 31,
                                                                     --------------------------    --------------------------
                                                                         1999           1998           1999           1998
                                                                     -----------    -----------    -----------    -----------

Consulting revenues                                                  $ 1,820,050    $ 1,907,351    $ 5,721,157    $ 6,934,174

Cost of revenue                                                          857,497        928,306      2,871,292      3,021,885
                                                                     -----------    -----------    -----------    -----------
Gross profit                                                             962,553        979,045      2,849,865      3,912,289

General and administrative expenses                                    1,526,232      2,181,926      4,511,473      5,893,621
                                                                     -----------    -----------    -----------    -----------

Loss from continuing operations                                         (563,679)    (1,202,881)    (1,661,608)    (1,981,332)
                                                                     -----------    -----------    -----------    -----------
Other income (expense):
   Interest and other income                                              10,004         61,554         56,842        267,721
   Interest expense                                                       (6,408)        (3,355)       (14,809)       (15,861)
   Loss on disposal of assets                                                 --        (60,064)            --        (64,419)
                                                                     -----------    -----------    -----------    -----------
                                                                           3,596         (1,865)        42,033        187,441
                                                                     -----------    -----------    -----------    -----------

Loss from continuing operations before provision for
   income taxes and extraordinary gain                                  (560,083)    (1,204,746)    (1,619,575)    (1,793,891)
Provision for income tax benefit (expense) (Note 3)                      (45,894)       433,709        (30,662)       635,692
                                                                     -----------    -----------    -----------    -----------
Loss from continuing operations before extraordinary gain               (605,977)      (771,037)    (1,650,237)    (1,158,199)
Net loss from discontinued operations of health plan, net
   of tax                                                                     --       (322,412)            --       (690,017)
Gain on disposal of health plan, net of tax (Notes 1 and 9)                   --             --         75,000             --
                                                                     -----------    -----------    -----------    -----------
Net loss before extraordinary gain                                      (605,977)    (1,093,449)    (1,575,237)    (1,848,216)
Extraordinary gain on debt extinguishment,
   less applicable income taxes of $0 (Note 10)                               --             --        221,005             --
                                                                     -----------    -----------    -----------    -----------
Net loss                                                                (605,977)   $(1,093,449)   $(1,354,232)   $(1,848,216)
                                                                     ===========    ===========    ===========    ===========

Loss per common share - basic
   Loss from continuing operations
     before extraordinary gain                                       $      (.07)   $      (.10)   $      (.20)   $      (.14)
   Loss from discontinued operations of health
      plan, net of tax                                                        --           (.04)            --           (.09)
   Gain on disposal of health plan, net of tax                                --             --            .01             --
   Extraordinary gain on debt extinguishment, net of tax                      --                           .03             --
                                                                     -----------    -----------    -----------    -----------
   Net loss                                                          $      (.07)   $      (.14)   $      (.16)   $      (.23)
                                                                     ===========    ===========    ===========    ===========
Loss per common share - assuming dilution
   Loss from continuing operations
      before extraordinary gain                                      $      (.07)   $      (.10)   $      (.20)   $      (.14)
   Loss from discontinued operations of health
      plan, net of tax                                                        --           (.04)            --           (.09)
   Gain on disposal of health plan, net of tax                                --             --            .01             --
   Extraordinary gain on debt extinguishment, net of tax                      --             --            .03             --
                                                                     -----------    -----------    -----------    -----------
   Net loss                                                          $      (.07)   $      (.14)   $      (.16)   $      (.23)
                                                                     ===========    ===========    ===========    ===========
Basic weighted average common stock shares
   outstanding (Note 4)                                                8,089,588      8,089,588      8,089,588      8,089,588
                                                                     ===========    ===========    ===========    ===========
Weighted average diluted common stock shares
   outstanding (Note 4)                                                8,089,588      8,089,588      8,089,588      8,089,588
                                                                     ===========    ===========    ===========    ===========


               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                              Common Stock         Additional       Retained          Total
                                          Shares       Amount         Paid-In       Earnings      Stockholders'
                                                                      Capital       (Deficit)         Equity
                                     -------------------------------------------------------------------------

Balance at June 30, 1997,               8,756,254   $      8,756   $  9,715,071   $  1,577,417    $ 11,301,244
  (Audited)
Net loss for year ended
  June 30, 1998 (Audited)                      --             --             --     (6,682,746)     (6,682,746)
                                     ------------   ------------   ------------   ------------    ------------

Balance at June 30, 1998,               8,756,254          8,756      9,715,071     (5,105,329)      4,618,498
  (Audited)

Net loss for the nine months ended
March 31, 1999 (Unaudited)                     --             --             --     (1,354,232)     (1,354,232)
                                     ------------   ------------   ------------   ------------    ------------

Balance at March 31, 1999
  (Unaudited)                           8,756,254   $      8,756   $  9,715,071   $ (6,459,561)   $  3,264,266
                                     ============   ============   ============   ============    ============


               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                               Nine Months Ended
                                                                                                   March 31,
                                                                                        1999                       1998
                                                                                        ----                       ----

Cash flows from operating activities:

Net loss                                                                            $(1,354,232)               $(1,848,216)
Loss from discontinued operations                                                                                 (690,017)
Gain on disposal of health plan (Notes 1 and 9)                                          75,000                         --
Extraordinary gain on debt extinguishment (Note 10)                                     221,005                         --
                                                                                    -----------                -----------
Net loss from continuing operations before extraordinary gain                        (1,650,237)                (1,158,199)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                       197,303                     96,789
    Loss on disposal of assets                                                               --                     64,418
    Changes in assets and liabilities:
      Accounts receivable                                                              (151,834)                   852,716
      Prepaid expenses and other                                                        (55,820)                    48,032
      Deferred tax asset                                                                     --                   (282,211)
      Income taxes receivable                                                         1,151,900                 (1,240,900)
      Other assets                                                                      (66,498)                    26,704
      Accounts payable                                                                 (236,847)                   103,184
      Accrued expenses                                                                  169,218                    287,040
      Income taxes payable                                                              121,054                   (208,587)
      Deferred income taxes                                                                  --                    (85,432)
                                                                                    -----------                -----------
                                                                                      1,128,476                   (338,247)
                                                                                    -----------                -----------
        Net cash used in operating activities                                          (521,761)                (1,496,446)
                                                                                    -----------                -----------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (82,088)                  (767,781)
   Payments from (advances for) note receivable - related parties                        22,963                     (4,192)
   Investment in discontinued operations                                                 24,600                 (1,425,334)
                                                                                    -----------                -----------
   Net cash used in investing activities                                                (34,525)                (2,197,307)
                                                                                    -----------                -----------

Cash flows from financing activities:
   Payments on debt and capital leases                                                 (384,695)                  (213,719)
                                                                                    -----------                -----------
   Net cash used in financing activities                                               (384,695)                  (213,719)
                                                                                    -----------                -----------

Net decrease in cash and cash equivalents                                              (940,981)                (3,907,472)
Cash and cash equivalents at beginning of period                                      2,431,387                  8,462,277
                                                                                    -----------                -----------

Cash and cash equivalents at end of period                                          $ 1,490,406                $ 4,554,805
                                                                                    ===========                ===========


               The Accompanying Notes are an Integral Part of the
                  Condensed Consolidated Financial Statements

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.       Basis of Presentation:

         The condensed consolidated balance sheet and statement of changes in stockholders' equity as of March 31, 1999 and the related condensed consolidated statements of operations and cash flows for the three months and nine months ended March 31, 1999 and 1998 have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated statements have been made in accordance with generally accepted accounting principles. Accordingly, with the instructions of Item 310(B) of Regulation S-B, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. These interim financial statements should be read in conjunction with the consolidated financial statements and notes contained therein, included in the Company's Form 10-KSB for the year ended June 30, 1998.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from its consulting business due to changes in the market which slowed the Company's ability to add new hospital clients, which reduced the Company's profit margins on its consulting engagements and which required a change in the Company's billing practices. On June 30, 1998, management implemented a series of steps to reduce the Company's operating expenses. These included a reduction in employees, staff position consolidations, salary reductions for most employees ranging from 10% to 30% of salary, and other expense reduction initiatives. These measures did not return the Company to profitability and the Company commenced further cost reduction measures in January 1999 which are expected ultimately to reduce operating and overhead costs by an additional $200,000 per month beginning in February 1999. After these further reductions, the Company believes that existing cash resources and available credit facilities (see Note 6) will be sufficient to meet the Company's working capital needs for the next twelve months.

         The accompanying consolidated financial statements include the accounts of Birman Managed Care, Inc. and its wholly-owned subsidiaries Birman Consulting Group, Inc. (formerly named, "Birman & Associates, Inc.") and Hughes & Associates, Inc. (collectively, the "Company").

         The Company has entered into a letter of intent to sell Hughes & Associates, Inc. to certain members of the subsidiaries' management. The sale, on which the Company expects to report a small gain, is expected to close in mid- to late May 1999.

         The health plan operations are reported as discontinued operations for all periods presented (see Note 2). The condensed consolidated balance sheets and condensed consolidated results of operations, cash flows and notes to the condensed consolidated financial statements have been restated to conform to the discontinued operations presentation. The discontinued operations include Care3, Inc., a sixty-nine percent (69%) owned subsidiary of Birman Managed Care, Inc., and the operations of BMC Health Plans, Inc., TMMC, Inc., and MMMC, Inc., a ninety percent (90%) owned subsidiary of Birman Managed Care, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

         Unless otherwise noted all note disclosures herein represent activities and balances of continuing operations.

2.       Nature of Operations:

         Birman Managed Care, Inc. (the "Company" or "BMC") is a Delaware corporation originally incorporated in Tennessee in 1994 as BA Forum, Inc., which was changed to its current name in October 1995. The Company reincorporated in Delaware in September 1996. The Company completed its initial public offering of common shares in February 1997. The Company operates through two wholly-owned subsidiaries, Birman Consulting Group, Inc. (formerly named, "Birman & Associates, Inc.") and Hughes & Associates, Inc. Through Birman Consulting Group, the Company assists hospitals and other health care providers to improve the quality of the medical record, improve the efficiency of the delivery of health care services, to more accurately document the services rendered, by means of improved documentation to obtain appropriate reimbursement for services and to comply with applicable government rules, regulations and statutes. Unique among its competitors, Birman Consulting Group, Inc. employs fully-trained physicians to deliver these services to its hospital clients. Through Hughes & Associates, Inc., the Company provides utilization review services to self-insured employer groups and insurers.

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

3.       Income taxes:

         The provision for income taxes for the three months and nine months ended March 31, 1999 has been computed based on management's estimate of the tax rate for the entire fiscal year of 35% offset by a recorded valuation allowance against net deferred tax assets related to federal and state net operating loss carryforwards created in the current period. The variation between the statutory tax rate and the effective tax rate is primarily due to permanent differences between expenses allowed for income tax purposes and financial purposes as well as state income taxes.

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



4.       Earnings Per Share:

         The following table reconciles weighted average shares used in the earnings per share calculation for the three months ended March 31, 1999 and 1998 for income from continuing operations:


                                                             For the three months ended March 31, 1999
                                                          -----------------------------------------------

                                                              Loss             Shares           Per Share
                                                           (Numerator)     (Denominator)         Amount
                                                          ------------------------------------------------
        BASIC EPS - Loss from
          continuing  operations available to
          common stockholders                              $  605,977        8,089,588          $     (.07)

        Effect of Dilutive Securities
           None                                                    --               --                  --
                                                           ----------        ---------          ----------
        DILUTED EPS - Loss from
           continuing operations available to
           common stockholders                             $  605,977        8,089,588          $     (.07)
                                                           ==========        =========          ==========

                                                              For the three months ended March 31, 1998
                                                          ------------------------------------------------

                                                              Loss             Shares           Per Share
                                                           (Numerator)     (Denominator)         Amount
                                                          ------------------------------------------------
        BASIC EPS - Loss from
           continuing operations available to
           common stockholders                             $ (771,037)       8,089,588          $    (.14)

        Effect of Dilutive Securities
            None                                                   --               --                 --
                                                           ----------       ----------          ---------
        DILUTED EPS - Loss from continuing
           operations available to common
           stockholders                                    $ (771,037)       8,089,588          $    (.14)
                                                           ==========       ==========          =========

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



         The following table reconciles weighted average shares used in the earnings per share calculation for the nine months ended March 31, 1999 and 1998 for income from continuing operations:

                                                               For the nine months ended March 31, 1999
                                                          ------------------------------------------------

                                                                Loss             Shares         Per Share
                                                            (Numerator)      (Denominator)       Amount
                                                          ------------------------------------------------

         BASIC EPS - Loss from
           continuing  operations available to
           common stockholders                             $(1,650,237)         8,089,588       $    (.20)
         Effect of Dilutive Securities
           None                                                     --                 --              --
                                                           -----------          ---------       ---------
         DILUTED EPS - Loss from
           continuing operations available to
           common stockholders                             $(1,650,237)         8,089,588       $    (.20)
                                                           ===========          =========       =========


                                                               For the nine months ended March 31, 1999
                                                          ------------------------------------------------

                                                                Loss             Shares          Per Share
                                                            (Numerator)      (Denominator)        Amount
                                                          ------------------------------------------------

         BASIC EPS - Loss from
           continuing operations available to
           common stockholders                             $(1,158,199)         8,089,588       $    (.14)

         Effect of Dilutive Securities
           None                                                     --                 --              --
                                                           -----------          ---------       ---------
         DILUTED EPS - Loss from continuing
           operations available to common
           stockholders                                    $(1,158,199)         8,089,588       $    (.14)
                                                           ===========          =========       =========

         Options and warrants to purchase 1,105,159 and 1,233,205 shares of common stock were outstanding as of March 31, 1999 and March 31, 1998, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



5.       Accounting Pronouncements:

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The Company's comprehensive loss and net loss for the three months and nine months ended March 31, 1999 and March 31, 1998 were equal.

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

6.       Line of Credit:

         The Company has available a working capital line of $1,500,000 (maximum principal) credit facility ("facility") with American National Bank and Trust Company of Chicago. The facility matured on October 31, 1998 and was subsequently renewed in November 1998 and will expire on October 31, 1999. The facility provides for the accrual of interest at a floating annual rate equal to the lender's prime rate on the unpaid principal balance. The facility is secured by a pledge of the Company's Quality Management Program and utilization review accounts receivable. These accounts receivable are obligations of the hospital clients to the Company and employer clients of Hughes and are not Medicare or Medicaid receivable accounts. Under the terms of the facility, the Company can borrow up to the lesser of: (i) $1,500,000, or (ii) the maximum facility minus any letter of credit obligations, or (iii) the "Borrowing Base", (i.e. up to 75% of the face amount of all then existing eligible receivables), minus any letter of credit obligations. As of March 31, 1999 no amounts had been borrowed against such line.

7.       Significant Customer:

         During the three months ended March 31, 1999 and 1998, approximately 14% of the Company's revenue was from hospital-clients owned or managed by a national hospital management company. In addition, approximately 17% of the Company's revenue for the three months ended March 31, 1999 was from three hospitals owned by an Ohio non-profit corporation.

         During the nine months ended March 31, 1999 and 1998, approximately 20% and 17%, respectively, of the Company's revenue was from hospital-clients owned or managed by a national hospital management company. In addition, approximately 17% of the Company's revenue for the nine months ended March 31, 1999 was from three hospitals owned by an Ohio non-profit corporation.

         The Ohio non-profit corporation's contract with the Company terminated in accordance with its terms on May 6, 1999.

         During the nine months ended March 31, 1998, approximately 14% of the Company's revenue was from hospital-clients owned by a large New Jersey based hospital system. The contract was terminated on December 31, 1997 in accordance with its terms.

8.       Legal Proceedings:

         In April, 1998, the Company supplied certain documents to the United States Department of Justice ("DOJ") concerning its business pursuant to an administrative subpoena, (the "Subpoena") served on February 24, 1998 issued under the Health Insurance Portability Accountability Act of 1996. Since April, 1998, the Company has not been requested to provide any further documents or information to the DOJ related to the subpoena. The Company has received nine

                    BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



         requests or demands from current and former hospital clients regarding bills prepared and submitted by those hospitals to the federal Medicare program which bills have been challenged by federal regulators. Some hospitals seek assistance in defending their decisions before the regulators. Others demand complete indemnification of all their costs incurred with regulators and enforcement personnel. The Company's contracts generally limit the Company's liability in such circumstances to assisting such hospitals in defending before regulatory agencies billing decisions made by those hospitals consistent with the Company's recommendations. The Company readily assists its hospital clients in such defense. With respect to indemnification, the Company believes it has no liability for such indemnification as all billings submitted by a hospital are the work product of the hospital, not the Company. To date, no hospital has identified any conduct on the part of the Company which the Company believes is actionable. The Company maintains professional errors and omissions insurance for such claims in an amount believed adequate for such purposes. The Company has tendered these requests and demands to its insurance carrier. While the ultimate outcome of these matters cannot be predicted, management believes that their resolution will not have a significant impact on the Company's results of operations or its financial position.

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

         Net Assets (Liabilities) of the Health Plan Operations are as follows:

                                                               (Unaudited)     (Audited)
                                                                 3/31/99        6/30/98
                                                                 -------        -------
         Current Assets                                         $      --     $ 1,540,898
         Property and Equipment, net                                   --          54,482
         Income Taxes Receivable                                       --         320,223
         Restricted Cash Deposit                                       --         500,000
         Goodwill, net of Amortization                                 --              --
         Other Assets                                                  --         127,698
         Current Liabilities                                           --      (1,434,379)
         Minority Interest                                             --              --
         Estimated losses through disposal date and costs
           to dispose of health plan                              (52,146)     (1,211,468)
                                                                ---------     -----------

         Net Liabilities of Discontinued Operations             $ (52,146)    $  (102,546)
                                                                =========     ==-========

         As of June 30, 1998, the net assets of the health plan operations include a deferred tax asset of $1,511,118 for federal tax net operating loss carryforwards. A valuation allowance of $1,511,118 was recorded against this deferred tax asset and

                   BIRMAN MANAGED CARE, INC. & SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



         resulted in a net deferred tax asset of zero. Such federal tax net operating loss carryforwards will begin expiring June 30, 2013. The valuation allowance was reduced to $1,484,868 during the three months and nine months ended March 31, 1999, to reflect the decrease in net deferred tax assets resulting from the gain on disposal of health plan recognized in the same quarter and nine months ended. The discontinued operations did not record any revenue during the nine months ended March 31, 1999 and recorded revenue of $859,426 and $1,298,487 for the three months and nine months ended March 31, 1999, respectively. Based on proceedings in the Care3 rehabilitation to date, the Company has reduced its estimated cost to dispose of the health plan by $75,000. Such amount has been reflected as a gain on disposal of health plan for the nine months ended March 31, 1999. The health plan operations are reported as discontinued operations for all periods presented. The condensed consolidated balance sheets and condensed consolidated results of operations, cash flows and notes to the condensed consolidated financial statements have been restated to conform to the discontinued operations presentation. The discontinued operations include Care3, Inc. and the operations of BMC Health Plans, Inc., TMMC, Inc., and MMMC, Inc., a ninety percent (90%) owned subsidiary of the Company.

10.      Extraordinary Gain:

         For the nine months ended March 31, 1999, the Company reported an extraordinary gain of $221,005. There were no applicable income tax expenses related to the extraordinary gain. Such gain related to the Company's extinguishment of debt and accrued interest to former shareholders of Canton Management, Inc. (now "Care3, Inc.").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table represents results from continuing operations and sets forth percentage of revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the periods indicated:

                                        (UNAUDITED)            (UNAUDITED)         (UNAUDITED)            (UNAUDITED)
                                        THREE MONTHS          THREE MONTHS         NINE MONTHS            NINE MONTHS
                                           ENDED                  ENDED                ENDED                 ENDED
                                       MARCH 31, 1999    %    MARCH 31, 1998   %   MARCH 31, 1999   %     MARCH 31, 1998   %
                                       --------------    -    --------------   -   --------------   -     --------------   -
Revenue                                 $ 1,820,050     100 % $  1,907,351    100 %  $ 5,721,157    100 %  $ 6,934,174    100 %
Cost of revenue                             857,497      47 %      928,306     49 %    2,871,292     50 %    3,021,885     44 %
                                        -----------     ---    -----------    ---    -----------    ---     ----------    ---
Gross profit                                962,553      53 %      979,045     51 %    2,849,865     50 %    3,912,289     56 %
General & Administrative expenses         1,526,232      84 %    2,181,926    114 %    4,511,473     79 %    5,893,621     85 %
                                        -----------     ---    -----------    ---    -----------    ---     ----------    ---
Loss from continuing operations            (563,679)    (31)%   (1,202,881)   (63)%   (1,661,608)   (29)%   (1,981,332)   (29)%
Other income (expense)
  Interest income                            10,004      -- %       61,554      3 %       56,842      1 %      267,721      4 %
  Interest expense                           (6,408)     -- %       (3,355)    -- %      (14,809)    -- %      (15,861)    -- %
  Loss on disposal of assets                     --      -- %      (60,064)    (3)%           --     -- %      (64,419)    (1)%
                                        -----------     ---    -----------    ---    -----------    ---    -----------    ---
Loss from continuing operations before
income taxes and extraordinary gain        (560,083)    (31)%   (1,204,746)   (63)%   (1,619,575)   (28)%   (1,793,891)   (26)%
Income tax (expense) benefit                (45,894)     (2)%      433,709     23 %      (30,662)    (1)%      635,692      9 %
                                        -----------     ---    -----------    ---    -----------    ---    -----------    ---
Net loss from continuing operations        (605,977)    (33)%     (771,037)   (40)%   (1,650,237)   (29)%   (1,158,199)   (17)%
Net loss from discontinued operations
   net of tax                                    --      -- %     (322,412)   (17)%           --     --       (690,017)   (10)
Gain on disposal of health plan,
   net of tax                                    --         %           --     -- %       75,000      1 %           --     -- %
                                        -----------     ---    -----------    ---    -----------    ---    -----------    ---
Net loss before extraordinary gain         (605,977)    (33)%   (1,093,449)   (57)%   (1,575,237)   (28)%   (1,848,216)   (27)%
Extraordinary gain on debt
   extinguishment, net of tax                    --      -- %           --     -- %      221,005      4 %           --     -- %
                                        -----------     ---    -----------    ---    -----------    ---    -----------    ---
Net loss                                $  (605,977)    (33)%  $(1,093,449)   (57)%  $(1,354,232)   (24)%  $(1,848,216)   (27)%
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

Approximately 16% and 23% of the Quality Management Program ("QMP") business revenue for the three months and nine months ended March 31, 1999, respectively has been from hospitals owned or managed by Quorum Health Resources, Inc. ("Quorum"). Those hospitals contract individually with the Company and there is no "system wide" agreement with Quorum. Serious difficulties with any hospital could adversely affect the Company's relations with Quorum; however, positive relations could result in additional business for the Company. Approximately 19% and 20% of the QMP business revenue for the three months and nine months ended March 31, 1999, respectively, has been from a contract with The Health Alliance of Greater Cincinnati relating to a contract with terms that expired on May 6, 1999.

Outlook: The Company has experienced seven consecutive quarters of operating losses and expects to suffer an operating loss in the fourth quarter, albeit a much reduced operating loss. During the past three quarters, the Company has discontinued its health maintenance operation, is in the process of divesting itself of its utilization review business, has substantially reduced operating costs and has taken actions to improve its operating margins in its consulting business. In each instance where the Company proposes to render services to a hospital, hospital group or chain, the Company encounters strong resistance to its pricing, which cannot be reduced further due to the fact that the Company employs physicians as the principal deliverers of its services. The Company recently has made its first formal proposal to work to reduce costs as opposed to capture appropriate revenue. If this consulting activity proves successful, the Company expects to restore its previous level of revenues. There is no assurance this consulting activity will be contracted by any entity. In addition, the Company has proposals pending to license its proprietary programs to various hospital groups under which the Company would train and monitor the implementation of its Quality Management Program through such groups. Regulatory pressure on hospitals continues to impede the Company's ability to engage new hospital clients. Notwithstanding, the Company continues to achieve good results for its current hospital clients and believes that its methodology of assisting physicians improve the patient's medical record is valid.

QUARTER ENDED AND NINE MONTHS ENDED MARCH 31, 1999 COMPARED WITH QUARTER ENDED AND NINE MONTHS ENDED MARCH 31, 1998:

REVENUE

GENERAL

For the quarter ended March 31, 1999, consolidated revenue decreased by 5% to $1,820,050, from $1,907,351 in the comparable quarter of the prior year. For the nine months ended March 31, 1999, consolidated revenue decreased by 17% to $5,721,157 from $6,934,174 in the comparable period of the prior year. In addition to a decrease in consolidated revenue, there has been a change in the revenue distribution between the business divisions of the Company. For the nine months ended March 31, 1999, the Utilization Review business now represents 14% of total revenue as compared to 10% of total revenue in the comparable period of the prior year. The following table shows revenue by business division:

                               TABLE OF REVENUE BY BUSINESS DIVISION (UNAUDITED)

                                                   QUARTER ENDED                   NINE MONTHS ENDED
                                                      MARCH 31,                        MARCH 31,

                                               1999            1998              1999             1998
                                               ----            ----              ----             ----

Quality Management Program                  $1,610,258      $1,633,685        $4,933,707       $6,269,585
Utilization review/case management             209,792         273,666           787,450          664,589
                                            ----------      ----------        ----------       ----------
Total revenue                               $1,820,050      $1,907,351        $5,721,157       $6,934,174
                                            ==========      ==========        ==========       ==========

QUALITY MANAGEMENT PROGRAM (QMP)

The Quality Management Program (QMP) experienced a 1% decrease in revenue to $1,610,258 for the quarter ended March 31, 1999, from $1,633,685 in the comparable quarter of the prior year. The QMP experienced a 21% decrease in revenue to $4,933,707 for the nine months ended March 31, 1999, from $6,269,585 in the comparable period of the prior year. For the nine months ended March 31, 1999, approximately $500,000 of the decrease was due to the conversion from "results-oriented" compensation contracts to lower fixed fee compensation contracts. In addition, approximately $835,000 of the revenue decrease was from lost business not replaced with new accounts.

Period to period changes in QMP business is measured in discharge volume and by "per discharge" revenue. A "discharge" is a patient discharged from a hospital whose medical record has been reviewed under the Company's Quality Management Program. The Company experienced a decline in "per discharge" revenue recognized from its consulting services to $136 per discharge in the nine months ended March 31, 1999, as compared to $151 per discharge in the comparable period of the prior year. This decline in "per discharge" revenue is a result of the shift from "results-oriented" compensation contracts to fixed fee compensation contracts made in response to the federal government's announced initiative to scrutinize more closely any contracts with a health care provider, such as hospitals, which include an incentive to increase reimbursements from the Medicare program. Another factor which attributed to the "per discharge" revenue decline is that the Company experienced a delay in closing new business accounts due to the difficult business climate created by the federal government's increased scrutiny of health care providers and the Company's evolving marketing strategy to that environment. The actual discharge volume decreased by 17% to 34,351 discharge records reviewed in the nine months ended March 31, 1999 as compared to 41,372 discharge records reviewed in the comparable period of the prior year.

During the nine months of the prior fiscal year, the impact of heightened government regulatory enforcement against the health care industry in general created a climate of hesitation among the Company's potential hospital clients. As a consequence, the Company started one new hospital account during the first nine months of fiscal 1998. The Company started ten new hospital accounts during the first nine months of fiscal 1999.

Outlook: During the third quarter of fiscal 1999, the Company's contracts with six hospitals were canceled representing approximately $118,000 in monthly billings. The largest cancellation was the Company's contract with The Health Alliance of Greater Cincinnati which canceled its contract for reasons unrelated to the Company's performance. Five other contracts were canceled for reasons related primarily to the Company's recent cost reduction measures. The Company continues to experience difficulty concluding new consulting agreements with hospitals although it recently concluded contracts with two hospitals. The Company now has consulting contracts with 21 hospitals. Factors contributing to this difficulty include matters previously disclosed, such as the current regulatory pressure, the Company's election not to offer "results-based" (contingency) compensation arrangements, the cost of the Company's services and, more recently, increasing consolidation and acquisition of hospitals by chains. The Company's physician-to-physician nature continues to be its strongest attribute in the market, distinguishing its services from non-physician "coding companies." In January 1999, the Company reorganized and reduced its field force of physician managers and allied health personnel to concentrate on "clusters" of hospitals and lower the cost to the Company of providing services. By these measures, the Company hopes to restore previously maintained profit margins on its services.

SIGNIFICANT CUSTOMERS -- QMP

The Company has provided services to a number of hospitals operated by Quorum since 1991. Services provided to hospitals operated by Quorum generated approximately 14% and 24%, respectively, of the Company's revenue in the quarter ended March 31, 1999 and 1998. For the nine months ended March 31, 1999 and 1998, services provided to hospitals operated by Quorum generated approximately 20% and 17%, respectively, of the Company's revenue. As of March 31, 1999, the Company is providing QMP services at seven Quorum-operated facilities as compared to seven Quorum-operated facilities as of March 31, 1998.

In April 1998, the Company entered into a contract to provide QMP, compliance, training, and other services for three large hospitals managed and operated by The Health Alliance of Greater Cincinnati (the "Health Alliance"), an Ohio non-profit corporation. Work at two hospitals began in May 1998. Services provided under this contract with The Health Alliance resulted in approximately 17% of the Company's revenue for the quarter and nine months ended March 31, 1999. The Health Alliance terminated its contract with the Company effective May 6, 1999.

During the prior fiscal year, the Company provided QMP services for two hospitals owned by St. Barnabas Health System, which represents approximately 14% of the Company's revenues for the nine months ended March 31, 1998. The St. Barnabas contract concluded activities effective December 31, 1997 in accordance with its terms.

Outlook: The Company expects that revenue from contracts with Quorum hospitals will continue to be a significant source of revenue through the next fiscal quarter. The Health Alliance notified the Company by letter dated February 5, 1999, that it was exercising its right to terminate its contract with the Company "without cause" effective May 6, 1999. The Company believes it achieved excellent results for the Health Alliance and is uncertain about the reason for the termination, which was not provided. The Company has also experienced the cancellation of five other hospital contracts representing approximately $152,000 of monthly gross revenues. During this period, the Company added three major hospital contracts, and proposed on a number of other contracts.

UTILIZATION REVIEW/CASE MANAGEMENT

Revenue from the operations of Hughes and Associates, Inc., the Company's utilization review (UR) business in Mississippi, decreased by 23%, to $209,792 for the quarter ended March 31, 1999, from $273,666 in the comparable quarter of the prior year. For the nine months ended March 31, 1999, revenue increased by 18% to $787,450 from $664,589 in the comparable period of the prior year. In July 1998, Hughes & Associates executed a one year contract to provide medical utilization review management services for The University of Mississippi Medical Center.

Outlook:

The Company has entered into a letter of intent to sell the business of Hughes & Associates, Inc. to members of the subsidiary's senior management. Closing of the transaction is expected in mid- to late May 1999. Assuming the transaction closes as contemplated, the Company expects to report a small gain on sale of the business. Since acquiring Hughes, the Company has consistently invested funds into the subsidiary to support its growth. Hughes has not contributed to the Company's operating profit. Disposition of the Hughes' business will reduce the Company's cash flow requirements by approximately $30,000 per month and also allow the Company to focus exclusively on its consulting business.

COST OF REVENUE

The cost of revenue includes all costs directly associated with the operations of the QMP and UR business, including compensation of physicians, nurses, and allied health specialists, consulting staff travel and lodging, and other direct costs. The following table shows the cost of revenue by business division:



            TABLE OF COST OF REVENUE BY BUSINESS DIVISION (UNAUDITED)

                                              QUARTER ENDED             NINE MONTHS ENDED
                                                MARCH 31,                 MARCH 31, 1999

                                          1999          1998           1999            1998
                                          ----          ----           ----            ----
Quality Management Program              $690,402      $812,499      $2,351,875      $2,699,208
Utilization review/case management       167,095       115,807         519,417         322,677
                                        --------      --------      ----------      ----------
Total cost of revenue                   $857,497      $928,306      $2,871,292      $3,021,885
                                        ========      ========      ==========      ==========


Cost of revenue as a percentage of total revenue decreased to 47% for the quarter ended March 31, 1999 from 49% in the comparable quarter of the prior year. For the nine months ended March 31, 1999, cost of revenue as a percentage of total revenue increased to 50% from 44% in the comparable period of the prior year. This was due to a shift from "results-oriented" compensation contracts to fixed fee compensation contracts for the QMP, and due to the climate of hesitation which currently exists among potential clients. As of March 31, 1999, all but one of the QMP contracts were fixed fee contracts.

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

GROSS PROFIT

For the quarter ended March 31, 1999, the Company's gross profit decreased by $16,492 to $962,553 from $979,045 in the comparable quarter of the prior year. For the nine months ended March 31, 1999, the Company's gross profit decreased by $1,062,424 to $2,849,865 from $3,912,289 in the comparable period of the prior year. The Company's gross profit margin increased to 53% of revenue for the quarter ended March 31, 1999 from 51% of revenue in the comparable quarter of the prior year. For the nine months ended March 31, 1999, the Company's gross profit margin decreased to 50% of revenue from 56% of revenue in the comparable period of the prior year.

The following chart shows gross margin percentages by business division:

          TABLE OF GROSS PROFIT MARGIN BY BUSINESS DIVISION (UNAUDITED)

                                      % OF REVENUE        % OF REVENUE
                                       QUARTER ENDED     NINE MONTHS ENDED,
                                        MARCH  31,           MARCH 31,
                                      --------------     ----------------
                                       1999     1998     1999      1998
                                       ----     ----     ----      ----
Quality Management Program              57%      50%      52%      57%
Utilization review/case management      20%      58%      34%      51%
Total gross margins                     53%      51%      50%      56%



Gross profit margin for the QMP increased to 57% in the quarter ended March 31, 1999 from 50% in the comparable quarter of the prior year. For the nine months ended March 31, 1999, gross profit margin for the QMP decreased to 52% from 57% in the comparable period of the prior year. This decrease in gross profit was due to decreased revenues from the QMP as a result of a shift from "results-oriented" compensation contracts to fixed fee compensation contracts and due to the climate of hesitation which currently exists among potential clients. Gross profit margin for the Utilization Review/Case Management business also decreased to 20% for the quarter ended March 31, 1999 from 58% for the comparable quarter of the prior year. For the nine months ended March

31, 1999, gross profit margin for the UR business decreased to 34% from 51% in the comparable period of the prior year. This decrease in gross profit was due to additional costs incurred as a result of the contract to provide medical utilization review management services for the University of Mississippi Medical Center.

Outlook: Due to the cost reduction measures begun in January, 1999, the QMP business is anticipated to produce a gross profit margin of 55% to 65% of revenue in the near term.

GENERAL AND ADMINISTRATIVE EXPENSES

For the quarter ended March 31, 1999, general and administrative expenses decreased by $655,694 or 30%, to $1,526,232 from $2,181,926 in the comparable quarter of the prior year. For the nine months ended March 31, 1999, general and administrative expenses decreased by $1,382,148 or 23% to $4,511,473 from $5,893,621 in the comparable period of the prior year. This was due to a decrease in salary and benefit expense attributable to the elimination of several positions and pay reductions implemented at the beginning of the fiscal year.

Outlook: The Company anticipates that general and administrative expense will decrease through the next fiscal quarter. On June 30, 1998, the Company implemented a series of steps designed to reduce the Company's other general and administrative expense and cash operating requirements. These steps included a reduction in force and staff position consolidations which eliminated eight staff positions, an across-the-board pay reduction for most employees ranging from 10% to 30% of salary, and a reduction in certain expenses. In addition, the Company took steps in January, 1999 to further reduce selling, general and administrative expense by approximately $50,000 per month. The Company has sublet approximately one-half of its corporate headquarters in Cookeville, Tennessee to an unrelated company further reducing monthly expense by approximately $9,000 per month. Management believes these steps have had no impact on the Company's business to date and will not adversely affect the Company's ability to service its consulting clients and to continue to attract new clients.


INTEREST INCOME

Interest income decreased to $10,004 for the quarter ended March 31, 1999 from $61,554 in the comparable quarter of the prior year. For the nine months ended March 31, 1999, interest income decreased to $56,842 from $267,721 in the comparable period of the prior year. This was due to the decrease in cash deposits held primarily in money market and other short-term investment accounts.

NET LOSS FROM CONTINUING OPERATIONS

For the quarter ended March 31, 1999 the Company reported a net loss from continuing operations of $605,977 as compared to a net loss of $771,037 in the comparable quarter of the prior year. For the nine months ended March 31, 1999, the Company reported a net loss from continuing operations of $1,650,237 as compared to a net loss of $1,158,199 in the comparable period of the prior year.

The net loss from continuing operations for the quarter and nine months ended March 31, 1999 was primarily from a decrease in revenue and gross margin from the Quality Management Program.


DISCONTINUED OPERATIONS

For the nine months ended March 31, 1999, the Company reported a gain on disposal of health plan of $75,000 as compared with a loss, net of tax, from discontinued operations of $322,412 and $690,017, respectively, in the comparable quarter and nine months ended March 31, 1998. (see Note 9 to the Condensed Consolidated Financial Statement.). This item includes all revenue and expenses from the operations of Care3, Inc., the health plan in Mississippi, and the related health plan management subsidiaries of MMMC, Inc., BMC Health Plans, Inc. and TMMC, Inc.

EXTRAORDINARY GAIN

For the nine months ended March 31, 1999, the Company reported an extraordinary gain of $221,005. This item consists of the gain recognized by the Company for extinguishment of debt and accrued interest related to notes payable to former shareholders of Canton Management Group, Inc.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 1999, the Company funded its continuing operations and business development activities primarily through operating revenue and cash on deposit and cash equivalents of approximately $941,000. The Company invested $82,000 in property and equipment and used $385,000 to pay down debt and capital lease obligations during the nine months ended March 31, 1999. The Company received an income tax refund of $1,245,000 during January 1999 from the carryback of operating losses.

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

The Company has reduced its monthly operating and overhead costs to the minimum level it believes it can achieve while still providing satisfactory service to its clients. The Company must obtain new hospital consulting engagements to replace lost consulting contracts.



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

In April, 1998, the Company supplied certain documents to the United States Department of Justice ("DOJ") concerning its business pursuant to an administrative subpoena, (the "Subpoena") served on February 24, 1998 under the Health Insurance Portability and Accountability Act of 1996. Since April, 1998, the Company has not been requested to provide any further documents or information to the DOJ related to the subpoena. The Company has received nine requests or demands from current and former hospital clients regarding bills prepared and submitted by those hospitals to the federal Medicare program which bills have been challenged by federal regulators. Some hospitals seek assistance in defending their decisions before the regulators. Others demand complete indemnification of all their costs incurred with regulators and enforcement personnel. The Company's contracts generally limit the Company's liability in such circumstances to assisting such hospitals in defending before regulatory agencies billing decisions made by those hospitals consistent with the Company's recommendations. The Company readily assists its hospitals clients in such defense. With respect to indemnification, the Company believes it has no liability for such indemnification as all billings submitted by a hospital are the work product of the hospital, not the Company. To date, no hospital has identified any conduct on the part of the Company which the Company believes is actionable. The Company maintains professional errors and omissions insurance for such claims in an amount believed adequate for such purposes. The Company has tendered these requests and demands to its insurance carrier. While the ultimate outcome of these matters cannot be predicted, management believes that their resolution will not have a significant impact on the Company's results of operations or its financial position.



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

The Company's independent public accountants, Deloitte & Touche, LLC, resigned as the Company's auditors during the third quarter. The Company reported that it had no disagreements with said firm regarding any accounting issues for any periods during which said firm reported on the Company's financial statements and knew of no such disagreements up to the date of said firm's resignation. Deloitte & Touche LLC confirmed the Company's statement by letter to the Securities and Exchange Commission. The Company expects to engage an accounting firm of equivalent reputation presently.

Representatives of the Company will appear before a panel of the Nasdaq Stock Market on June 3, 1999 to appeal Nasdaq's delisting of the Company's common stock from the Nasdaq National Market. Based on results of operations in the third quarter, the Company does not believe that it will be able to demonstrate compliance with Nasdaq's maintenance criteria for continued listing on Nasdaq's National Market. The Company instead will attempt to persuade Nasdaq to list the Company's common stock on Nasdaq's Small Cap market. The Company currently does not meet a number of Nasdaq National Market listing criteria including: $4 million minimum net tangible assets, value of the shares in the public float (shares which may be publicly traded not owned by officers, directors or affiliates) and minimum price per share of $1.00. With respect to the Nasdaq Small Cap market, the Company now meets all maintenance criteria except the minimum price per share of $1.00. There is no assurance that Nasdaq will continue to list the Company's stock on its Small Cap market.

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

                   *10.24           Form of Merger and Acquisition Agreement between Birman Managed Care,
                                    Inc. and Royce Investment Group, Inc. to be supplied by amendment.

                  **10.25           Employment Agreement by and between Birman Managed Care, Inc. and
                                    Samuel S. Patterson.

                  **10.26           Employment Agreement by and between Birman Managed Care, Inc. and
                                    Jeffrey L. Drake.

                  ***16.1           Letter on Change in Certifying Accountants.

                 ****16.2           Letter from Deloitte & Touche LLP dated April 1, 1999 on Change in
                                    Certified Accountant.

                    *21.1           Subsidiaries of the Registrant.

                     27.1           Financial Data Schedule, quarter ended March 31, 1999

                     27.2           Financial Data Schedule, quarter ended March 31, 1998 - Restated


B. REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on April 21, 1999 stating that the Company has received written notice that the Nasdaq Stock Market, Inc. intends to de-list the Company's common stock from the Nasdaq National Market on April 22, 1999. The Company promptly appealed the de-listing, which will not take effect until after an oral hearing before Nasdaq estimated to be held within 45 days.

         The Company filed a report on Form 8-K on April 1, 1999 stating that Deloitte & Touche LLP resigned from its position as the independent auditors of Birman Managed Care, Inc.

         The Company filed a report on Form 8-K on January 28, 1999 to report cost reduction measures effected in that month.

  * Incorporated by Reference from the Company's Registration Statement on Form SB-2 (No. 333-111957).

 ** Incorporated by Reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1996.

*** Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997.

**** Incorporated by reference from the Company's Report on Form 8-K dated April 1, 1999.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BIRMAN MANAGED CARE, INC.


May 14, 1999                            /s/  DAVID N. BIRMAN
                                        --------------------------------------
                                        David N. Birman
                                        Chairman of the Board, President
                                        and Chief Executive Officer


May 14, 1999                            /s/ SUE D. BIRMAN
                                        --------------------------------------
                                        Sue D. Birman
                                        Executive Vice President, Secretary
                                        (Principal Accounting Officer)