Form 10KSB40
period 1999-06-30
BIRMAN MANAGED CARE INC
filed 1999-10-12
CIK 1009822

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999;

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.003 PAR VALUE
                                (TITLE OF CLASS)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15d of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
         Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year -- $ 6,080,861.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 1, 1999: Common Stock, $.003 par value -- $1,956,901.

         The number of shares outstanding of each of the issuer's classes of capital stock, as of October 1, 1999: Common Stock, $.003 par value - 2,918,751 shares (reflects 1:3 reverse stock split July 7, 1999).

                            DOCUMENTS INCORPORATED BY REFERENCE
         None.

          Transitional Small Business Disclosure Format YES [ ] NO [X]

                               TABLE OF CONTENTS

Part I

Item 1                         Business
Item 2                         Properties
Item 3                         Legal Proceedings
Item 4                         Submission of Matters to a Vote
                               of Security Holders

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

Part III

Item 9                         Directors, Executive Officers,
                               Promoters and Control Persons;
                               Compliance with Section 16(a) of
                               Exchange Act
Item 10                        Executive Compensation
Item 11                        Security Ownership of Certain
                               Beneficial Owners and Management
Item 12                        Certain Relationships and Related
                               Party Transactions
Item 13                        Exhibits and Reports on Form 8-KSB

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

(a) GENERAL DEVELOPMENT

Birman Managed Care, Inc. (the "Company" or "BMC") is a Delaware corporation originally incorporated in Tennessee in 1994 as BA Forum, Inc., which was changed to its current name in October 1995. The Company reincorporated in Delaware in September 1996. The Company completed its initial public offering of common shares in February 1997. The Company operates primarily through its wholly-owned subsidiary, Birman Consulting Group, Inc. (formerly known as Birman & Associates, Inc.), which assists hospitals and other health care providers to improve the quality of the medical record, improve the efficiency of the delivery of health care services, more accurately to document the services rendered, by means of improved documentation to obtain appropriate reimbursement for services and to comply with applicable government rules, regulations and statutes. Unique among its competitors, Birman Consulting Group, Inc. employs fully-trained physicians to deliver these services to its hospital clients.

In addition to its consulting services, the Company formed and operated a health maintenance organization ("HMO") in the state of Mississippi, Care3, Inc. ("Care3"), of which it owns 69% of the common stock and all of the preferred stock. The Company formed three wholly-owned subsidiaries to service the HMO, BMC Health Plans, Inc., MMMC, Inc. and TMMC, Inc. Care3 experienced rapid member growth during 1998, growing to 6,400 members. However, due to competitive pressures and capital constraints, the Company elected in July of 1998 to cease making additional capital contributions to Care3. After unsuccessfully seeking additional capital partners or buyers for Care3 or the Company's interest in it, with the Company's acquiescence Care3 was placed under statutory rehabilitation by the Mississippi Insurance Department on August 7, 1998 effectively ending the Company's involvement in direct ownership and management of an HMO. The Company's health plan operations were thus discontinued and the Company does not intend to reenter the HMO industry in a risk-assuming capacity. See, "Discontinued Operations." The Company also owned and operated a utilization review company, Hughes & Associates, Inc., in Jackson, Mississippi ("Hughes"), which it acquired in 1996. The Company sold the business of Hughes to certain members of its senior management in June of 1999.

(b) BUSINESS

PRINCIPAL PRODUCTS AND SERVICES

The Company operates in an industry dominated by three factors: (1) patient care pressures demanding state-of-the-art medical care, (2) cost pressures from the reality of limited resources available for medical care, and (3) ever-increasing government control of the delivery of medical care through cost reimbursement mechanisms and ever-more-punitive sanctions for deviating from the regulations implementing that control. The Company generates revenues through its consulting services sold primarily to small and medium-sized hospitals which, given their respective sizes, cannot generally afford to employ full-time experts to provide services similar to the Company's. Unique within the industry, the Company employs specially-trained physicians to deliver physician-to-physician education and consulting services. The Company believes this "peer-to-peer" delivery of services results in especially effective training and education of hospital staff physicians who may otherwise be less receptive to advice and counsel from non-physicians. The Company's physicians do not practice medicine or advise treatment programs for patients, but, instead, educate and train the hospitals' staff physicians to improve their documentation and treatment planning for each patient. The Company's services are intended to accomplish two main goals: (1) improve the quality of treatment of patients by implementing a program among physicians to improve the planning of a patient's treatment and (2) capture more comprehensive information in the medical record for each patient which in turn allows the first goal to be accomplished and also results in more accurate billing for services. The Company's program emphasizes early treatment planning and follow-up, tracked through the medical record. As the Company's program is implemented throughout the medical staff, the Company believes that its experience over the last ten years demonstrates improved medical results, reduced lengths of stay and increased revenues to the hospital as its services are more accurately recorded and thus billed. The Company's program is built on the practical reality that physicians often do not record all services rendered with the completeness required to bill for them. Improved recording of treatment and services improves the data base on each patient thereby improving the treatment plan itself. Improved financial performance also follows. The Company's marketing strategy thus relies in large part on cost justification for its services. The Company believes that its services throughout the last ten years have consistently met the standard of cost justification imposed by hospital administrators. Because the Company employs physicians to deliver its services, its costs and resulting fees are substantially greater that those charged by others who purport to provide similar services. Other organizations with whom the Company competes typically employ accountants and medical records personnel who do not deal with hospital physicians, but concentrate their efforts on clerical and record-keeping staff. Competitors thus typically have much lower costs and can thus charge much lower fees. The Company believes this approach fails to address a hospital's main problem - obtaining correct and comprehensive input from the attending physician in the first place. The Company believes that its methodology has been proven and is fully justified from its experience with 120 hospitals in 22 states.

As hospitals throughout the United States face ever-increasing pressures to reduce costs, the Company has experienced strong resistance to the pricing of its services which are generally double or more those of its perceived competitors. At hospitals where decision-makers focus exclusively on the fee charged by the Company for its services, the Company typically will not receive an engagement. At hospitals where decision-makers focus on the net benefit of the Company's services, the Company typically receives the engagement. The industry-wide emphasis on cost, as opposed to results achieved, has worked to reduce the Company's revenues virtually by half over the last twelve months. The Company has cut its costs by more than half during the same period, but has been unable to generate an operating profit for nine calendar quarters and expects operating losses for at least two more calendar quarters. The Company has recently begun to add new hospital clients as decision-makers once again come to realize the net advantage of retaining the Company. However, the process has been slow and market resistance to the Company's fees pressures remains strong.

For much of the past two years, the Company has also suffered from the results of a 1997 federal government initiative to investigate all hospitals in the United States over alleged over-billing. This initiative frightened many hospitals and physicians into reducing voluntarily and without justification (apart from the fear of incurring regulatory enforcement costs and sanctions) the fees charged for Medicare and Medicaid patients. This was regularly done, they believed, to preempt criticism of their practices, even though the law calls for them to bill accurately, not below accurate levels. Because the Company's services typically result in improved hospital revenues, hospitals tended to avoid the Company's services in order to avoid the appearance of engaging in any conduct which would improve their revenues even if such improvement was proper. The Company believes this pressure has subsided recently as hospitals at which the Company rendered services have successfully withstood government scrutiny of patients' records on which the Company provided consulting services and as hospital operating losses force them to seek to capture the proper amount of revenue for the services they render.

The Company's principal consulting service is its proprietary Quality Management Program.

QUALITY MANAGEMENT PROGRAM

The Company's Quality Management Program ("QMP") is offered through its Birman Consulting Group, Inc., subsidiary based in Cookeville, Tennessee. The QMP, developed by Company founder and Chairman David N. Birman, M.D., recognizes the reality that "It takes a doctor to teach a doctor." Accordingly, the Company employs a specially-trained staff of field-based physicians ("physician-managers") and allied health personnel under the direction of the physician-manager to implement the QMP on-site at client hospitals. To date, the QMP has been implemented at 120 hospitals in 22 states. The Company currently renders services at eighteen hospitals. The field staff -- physician and allied health -- is supported by a central research, supervision, administrative, quality control and compliance assurance staff in Cookeville headed by the Company's Chief of Professional Services and its Corporate Compliance Officer. Since its inception, the Company has engaged and relied on special outside health care regulatory counsel to keep the Company apprised of new developments in health care laws and regulations and to review the activities of the Company for compliance with those laws and regulations.

The Company is aware of no other firm purporting to deliver similar consulting services which employs physicians as the key personnel to deliver its services. The Company's staff of specially-trained physicians and allied health personnel work in client hospitals directly with the medical staff and medical records staff to achieve the goals of the QMP. The central premises of the Quality Management Program are (i) recognizing the physician as the primary director of medical services for the patient and (ii)assisting the physician to develop a problem-oriented format in the medical record. This process produces a complete, consistent, and legible medical record that is essential to the accurate identification and prioritization of disease conditions and treatment plans. As a consequence, improved patient care and patient outcomes are achieved, the cost of health care is impacted by appropriate management of resource consumption, appropriate Medicare reimbursements are received from accurate documentation produced, liability exposure is reduced and compliance with regulatory and accrediting requirement is achieved. As the accuracy of the medical record is improved, both hospitals and attending physicians can more accurately track the efficiency and need for certain medical tests and procedures.

By focusing on the attending physician (as opposed to non-medical personnel), the QMP differs from services of other companies designed to produce similar results. This focus follows logically from the fact that the attending physician controls the treatment plan and clinical resource consumption of patients. The attending physician is directly responsible for the initial patient contact, the initial evaluation of symptoms and conditions, preliminary diagnosis, hospital admissions, referrals to specialists, ordering laboratory services, and prescribing medication. The attending physician is in the unique position of influencing the hospital's reimbursement revenue, costs, and liability both through the decisions made and by the thoroughness and accuracy with which those decisions are documented. A significant aspect of the Quality Management Program involves consultation and education of the attending physician at the hospital to facilitate the efficient delivery of high-quality health care while thoroughly documenting and recording the decision process.

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

The treatment plans and documentation may be applied to clinical guidelines and quality assessment procedures to increase the total quality of care and evidence compliance with treatment standards. Recognition of the severity of illness and well-documented records of treatment reduce the likelihood of errors and omissions, thereby decreasing the risk of liability exposure to the physician and the hospital.

IMPLEMENTATION

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

The Quality Management Program emphasizes a clinical problem-solving approach. Working with the hospital-client's medical records, the Company's physicians conduct concurrent and retrospective reviews to train attending physicians to present their findings of symptoms and conditions more thoroughly; to prioritize treatment goals and objectives; to document properly and thoroughly the process of patient management; and to use hospital-client resources effectively.

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

FEES

The Company's current QMP agreements provide for a fixed monthly fee. Before early 1997, fee arrangements were primarily "results based". "Results based" compensation arrangements dominated the Company's field until early 1997 when the federal government announced that "special scrutiny" would be given to any hospital consulting contract which provided for increased payment if greater revenues were obtained from federal programs. The federal announcement did not specifically apply to services such as those rendered by the Company, but virtually the entire hospital industry applied the concept to all contracts. Under the prior system of compensation, the Company's profit margins were considerably greater than those realized under its current fixed-fee agreements which is the only QMP payment arrangement offered by the Company. All eighteen hospital contracts now in force have "fixed fee" compensation arrangements. The Company receives an average monthly fee under all fee arrangements of approximately $17,000 per client, a reduction of $8,000 per month per hospital since the previous year. This reduction reflects the tremendous downward pressure on the Company and other vendors and suppliers to the health care industry. The Company generally enters into two-year agreements with each hospital-client, with renewal options.



CUSTOMERS

Since 1991, the Company has provided its Quality Management Program to approximately 120 hospitals located in 22 states. Currently, the Company is providing its Quality Management Program to 18 hospitals in 11 states. The Company's clients are located in rural and suburban metropolitan markets where health care facilities lack the resources to develop internally the capabilities offered by the Company. The Company seeks two-year agreements with each Quality Management Program client.

The Company has provided Quality Management Program services to several hospitals affiliated with a common management company or hospital system. The Company is continuing its efforts to expand its Quality Management Program client base to reduce its dependence on hospitals which are affiliated with one common management company or hospital system.

         See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Customer -- QMP.

COMPETITION

The Company believes that among all similar or competitive services, its Quality Management Program is unique in that it features a physician to lead the consulting project. The Company competes for consulting business primarily with revenue-optimization service companies which use mostly allied health professionals, not physicians. While the focus of competitors' efforts rests primarily on non-medical staff, the Company's QMP focuses intently on the attending physician and employs specially-trained physicians so that the QMP is a "peer-to-peer" function. This requires lengthy direct interaction with attending physicians in a knowledgeable way to encourage better use of the medical record. The Company believes this implicitly requires the attending physician to improve recording his or her observations, diagnoses and treatment plans thereby improving the quality of care rendered. By comparison, the Company's competitors typically rely on non-physicians working with non-physicians who simply look at the medical records and attempt to discern its contents without improving the effort made in creating it. The Company's emphasis is on an academic, professional medical approach, as opposed to the clerical approach common in the industry.

Despite the entirely different approach to the problems addressed, the Company is generally viewed as competing with "revenue optimization" companies of which there are approximately 500 to 700 companies of varying size. Competitors include the health care consulting practice groups of Andersen Consulting, the Gailer Review Group, Health Care Management Advisors, Inc., Iameter, MC Strategies, Inc., National Coding Service, Inc., Quality Medical Consultants, Inc., and J.A. Thomas Consulting Group, Inc., an Ernst & Young preferred provider. While prices for their services cover a wide range, the Company's services are generally considerably more expensive due to its significantly greater employee costs occasioned by employing physicians rather than specialized clerical personnel and its central support activities. Most of these firms have substantially greater financial, technical, marketing, and management resources than the Company. The Company does not believe that any single company commands a significant or dominant share of this market. Larger, more established consulting firms may have an enhanced competitive position due, in part, to established name recognition and direct access to hospital-clients through the provision of other services. Smaller firms, although not necessarily offering services comparable to those of the Company, compete on the basis of price. Given the limited resources available for health care, this price differential consistently places the Company at a disadvantage in selling its product which the Company must overcome.



                          OTHER PRODUCTS AND SERVICES

Health care statutes, implementing regulations, interpretations of those regulations and the actual practice of medicine change daily. To date, the Company has announced the following new service products and alliances.

COMPLIANCE ASSESSMENT SERVICE - ALLIANCE WITH GOVERNMENTAL MANAGEMENT SERVICES, INC.

The complexity of today's health care and general employment regulation argues forcefully for regular independent review of a hospital's compliance with those regulations. To address this need, the Company and Government Management Services, Inc. ("GMS") of Washington, D.C. teamed up in the second quarter of fiscal 1998 to offer hospitals an in-depth analysis of their clinical and business compliance activities. GMS, headed by the former Inspector General of the U.S. Department of Health and Human Services, Richard D. Kusserow, is one of the nation's leading firms in performing diagnostic evaluations of health care compliance programs. This new "Compliance Assessment Service" complements the Company's premier product, its Quality Management Program ("QMP"). With this Service, Company physicians provide the consulting base for the clinical compliance assessment portion of the Compliance Assessment Service. The Company has established a specific assessment tool to determine the existence of and adherence to appropriate documentation policies and procedures. The result is a benchmarking report that identifies the strengths and deficiencies in key medical record compliance areas. Clients are provided a clear set of findings, along with specific recommendations for corrective actions where necessary to meet regulatory expectations. Under the administrative evaluations component which is supplied by GMS, the Compliance Assessment Service provides a comprehensive evaluation of the hospital's daily operational compliance initiatives. The results are included in a benchmark compliance report that compares the client hospital to a national database. Client hospitals receive a complete analysis report on their administrative compliance status, including a special scoring mechanism, indicating their compliance strengths of the hospital as well as identifying opportunities for improvement. To date the Company has marketed the Compliance Assessment Service in combination with its Quality Management Program and has been successful in securing new QMP contracts for the Company as a result of the interest generated through the Compliance Assessment Service. The Company believes it will experience sales specific to the Compliance Assessment Service in the current fiscal year and will continue to market the service as part of its total compliance consulting package.


PHYSICIAN OFFICE MANAGEMENT RESOURCE

The Physician Office Management Resource (POMR"), introduced in April of 1998, adapts the Company's QMP to physician offices. The POMR program is directed by a board certified general surgeon who is also a Certified Procedural Coder
(CPC). POMR was developed in response to the national physician office practice concerns generated from the same investigative oversight being implemented by the Office of Inspector General, Health Care Finance Administration, HHS, and FBI. The Government announced that it believes physician fraud and abuse accounts for approximately 22% of the $23 billion overall fraud and false claims alleged by the government to have been made in the Medicare and Medicaid programs. The Health Insurance Portability Act of 1996 (Public Law 104-91) holds physicians accountable in their office practices for inappropriate claims and subjects them civil fines and other sanctions. Criminal penalties may be applicable where an individual knowingly and willfully defrauds the Medicare, Medicaid, or other federal benefit programs. POMR aids the physician in working his or her way through the complexities of appropriate documentation to support claims payment. The medical record may be used to validate the site of service, the medical necessity and appropriateness of the diagnostic and/or therapy service provided and that the services have been reported accurately. POMR also addresses professional negligence in the practice of medicine by developing for the physician an audit process for the physician's claim development and submission process. Accurate patient record documentation is a prime component of the physician office practice, just as it is in the hospital medical record document process. Although the physician billing procedure code components vary significantly from the hospital sector, the clinical insight and medical logic capability developed by the QMP remain a common and vital link to the success of the POMR service. POMR will be best suited to the physician in the group model office setting consisting of 20 or more physicians. The Company will charge a fixed fee for its POMR services.

POMR will be marketed to physician practice groups associated with current and former QMP client hospitals, free standing independent group practices, for-profit companies who are acquiring physician group practices around the country, and similar not-for-profit-hospital organizations that are acquiring physician practices and aggregating them into group settings. One physician group, located in Kansas, has recently contracted for the POMR and is due to commence presently.


CLINICAL RESOURCE MANAGEMENT PROGRAM

The Company believes that a regular by-product of its Quality Management Program is a reduction in charges incurred in treating a patient caused by improvement in patient outcomes and time to achieve those outcomes. The Company believes this results from the QMP's emphasis on more thorough documentation, hence more thorough analysis, of a patient's condition. The Company's experience demonstrates that this improved analysis results in a more focused, thus generally less expensive, treatment plan. The Company's Clinical Resource Management Program allows the Company to recover a varying percentage of the savings realized by a participating hospital. Under the program, unless the Company successfully reduces physician charges, it is entitled to no fee.


                      COMPANY POSITION AND GROWTH STRATEGY

The Company's physician-based orientation and its core competency in physician-to-physician interaction give it a unique position among those providing consulting services to hospitals. Although substantially smaller than many of its competitors, the Company believes this core competency allows the Company physicians more effectively to serve as educators and catalysts to assist clients in the achievement of improved clinical compliance measures and best outcomes for the patient, both clinical and financial. The Company intends to continue to build on its reputation as a physician-to-physician organization focused on assisting hospitals and their medical staffs improve regulatory and clinical compliance results and to achieve appropriate reimbursement from all payers. The Company's goal is to align the interest of the treating physician with those of the patient, to enhance the physician-patient relationship, and to focus on best practice standards for optimal outcomes.

The Company's strategy is to continue to market its Quality Management Program, Physician Outpatient Management Resource product, and its evolving Clinical Resource Management Program to hospitals in the small- and medium-sized category (100 - 200 beds). The Physician Outpatient

Management Resource program activities will be predominately directed at physician groups of 20 or more physicians.

The Company believes it can compete with the larger urban based health care consulting firms because of the unique approach of the Company employing physicians as the lead consultant in its services. Most competing consulting firms rely on allied health or business management personnel rather than trained physicians as consulting team leaders in hospitals. In addition, the Company's experience in serving the rural and suburban population markets through its Quality Management Program has resulted in the Company gaining a reputation and relationship in these markets that enable it to compete with the wide range of consulting organizations focused on this marketplace.

The Company has recently conducted discussions and made joint presentations with a supplier of medical software and two major health care equipment firms. The Company's intent is to enter the technological field by assisting in training physicians to use the new equipment, software and reporting devices which are entering the marketplace. No agreement has yet been reached on such matters.

Nonetheless, the Company's use of physicians to deliver its services requires that it charge higher fees than other companies which engage in nothing more than coding and billing review. This will continue to present an initial competitive disadvantage with prospective clients who insist on focusing on the cost of the Company's services instead of the net cost after results of its services are considered.

In addition to its hospital consulting practice, the Company was engaged to provide expert assistance to a major law firm in the defense of a modest-sized hospital chain against charges of violating the federal False Claims Act. The Company believes that its services contributed to the successful defense of the hospital chain's billing practices.

                             GOVERNMENT REGULATION

Various aspects of the delivery, administration and reimbursement of health care services are subject to state and federal regulation. The business of the Company is directly or indirectly affected or subject to these laws as well as laws relating to business corporations in general. Although many aspects of the Company's Quality Management Program and related consulting services have not been the subject of state or federal regulation or regulatory interpretation, the Company believes its current operations are, and its proposed operations will be, in material compliance with applicable laws. There can be no assurance, however, that a review of the Company's current or proposed businesses by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or their expansion.

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

CORPORATE PRACTICE OF MEDICINE

Many states in which the Company conducts business maintain prohibitions against business corporations employing physicians. Possible sanctions for violation of this restriction include loss of licensure and civil and criminal penalties. These laws vary from state to state and are often ambiguous. These laws have been seldom interpreted by the courts or regulatory agencies, but are potentially subject to broad interpretation and enforcement by courts and regulatory authorities. The Company could incur liability in the event it fails to enter into appropriate contractual arrangements with physicians or other health care professionals in conjunction with its consulting activities. Although the Company seeks to structure its arrangements with health care providers to comply with state corporate practice of medicine laws, and although the Company believes it is in compliance with such laws, there can be no assurance that the Company's arrangements with health care providers will not be successfully challenged as constituting the unauthorized practice of medicine. Also, there can be no assurance that such laws will not be interpreted broadly or amended to be more expansive. In addition, any expansion of the operations of the Company to astute with strict corporate practice of medicine laws may require the Company to modify its operations, resulting in increased financial risk to the Company.

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

FEDERAL MEDICARE AND MEDICAID RELATED REGULATION

Since the Company's Quality Management Business primarily focuses on Medicare reimbursement, the Company is and will be subject to a number of federal laws prohibiting certain activities and arrangements relating to services or items, that are reimbursable by Medicare or Medicaid or other state-funded programs.

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


THE FALSE CLAIMS ACT

The principal enforcement tool for the federal government against the medical profession and health care industry is the False Claims Act, a Civil War-era law which imposes civil liability on persons or corporations that make or cause to be made false or fraudulent claims to the government for payment. A violation of the False Claims Act may result in liability for monetary penalties of up to $10,000 per false claim plus three times the amount of damages the government sustains, and exclusion from the Medicare and Medicaid programs. As written, the law prohibits underbilling as well as overbilling. In practice, overbilling errors are the only ones challenged by the government. The government also tends not to consider the net effect of a series of bills, but will focus exclusively on alleged overbilling.

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


                       POTENTIAL LIABILITY AND INSURANCE

The Company may be exposed to potential professional liability claims by hospital-clients and patients of providers that participate in the Company's health plans as a result of the negligence or other acts of physicians. The physicians employed by the Company as part of the Quality Management Program do not treat patients, attend patient encounters, make any treatment or diagnosis decisions, or provide any medical services in connection with that program. However, any claims based on allegations that the Company's physicians are engaged in the practice of medicine that ultimately are successful could result in substantial damage awards to claimants, which may exceed the limits of any applicable insurance coverage and could potentially implicate the prohibition against the corporate practice of medicine in those states where the doctrine is applicable. In connection with its Quality Management Program business, the Company currently maintains special errors and omissions insurance of $3,000,000 in the aggregate and $3,000,000 per occurrence with a deductible of $15,000 for all claims except claims resulting from government regulatory challenges. The deductible for government claims is $50,000. The Company maintains general liability insurance of $2,000,000 in the aggregate, $1,000,000 per occurrence with no deductible as well as a general liability umbrella policy of $3,000,000. The Company also maintains a directors and officers errors and omissions policy in the amount of $8,000,000. Although its is aware of no such claims to date, the Company may be exposed to potential professional liability claims by hospital-clients and patients of providers that participated in the Company's Care3 health maintenance organization as a result of the negligence or other acts of physicians. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that adequate levels of coverage will be available in the future at a reasonable cost. In the event of a successful claim against the Company that is partially or completely uninsured, the Company's financial condition and reputation could be materially and adversely affected.

As various agencies of the federal government audit bills submitted by hospitals throughout the country under the Medicare and Medicaid programs, it is to be anticipated that these hospitals will include hospitals which have retained the Company's Quality Management Program. If an audited hospital agrees to refund any charges to the federal programs, that hospital may seek to recover some or all of such amounts from Company under various theories. It is the Company's position that it does not submit bills, control bills or prepare bills and therefore has no liability for any such amounts. The Company maintains liability insurance designed to insure against the costs of any such claims. The Company typically provides in its contracts with many QMP hospitals that, for a period of two (2) years after termination of a contract with a hospital, to assist the hospital in defending any diagnosis submitted for patients on whose medical records the Company consulted. To date, six (6) QMP hospital clients have requested and received such assistance. Management believes that the cost of providing such assistance has not had a material impact on the Company's operations and does not expect it to have a material impact in the future. On the other hand, the Company believes that offering this assistance as part of its typical QMP contract gives the Company a competitive advantage in competing for hospital clients. One former hospital client of the Company, Cookeville Regional Medical Center, brought suit against the Company in Tennessee state court seeking to recover the costs of providing copies of medical records to the federal government and the cost of outside counsel incurred in representing the hospital in the investigation of many aspects of the operation of the hospital. The suit alleges no wrongful conduct on the part of the Company and the Company has moved to dismiss the suit as without merit. See, "Legal Proceedings."

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

                                   EMPLOYEES

As of June 30, 1999, the Company has 14 full-time and 13 part-time employees distributed by position as follows: 7 management, administrative and marketing personnel; 14 QMP Regional Physician Manager Consultants; 6 QMP Health Information Specialists. The Company is not subject to any collective bargaining agreements, and it considers its relations with employees to be good.

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

TRENDS OR UNCERTAINTIES WHICH MAY IMPACT REVENUES FROM CONTINUING OPERATIONS

Through most of fiscal 1997 the Company experienced rapid growth in its QMP business. Under contracts then in effect, the Company would typically be compensated by a hospital client only in the event it generated increased revenue for that hospital. This "the risk is on us" policy made it simpler to obtain new hospital clients. In January 1997, the Federal Government issued a "fraud alert" announcing that it would examine with heightened scrutiny any contract with a health care provider which provided a financial incentive to obtain more funds from the Medicare program. This announcement, along with highly-publicized initiatives of the federal government to examine, challenge and prosecute hospitals, physicians, medical executives, medical laboratories and others caused hospitals throughout the United States to reduce or cease outside contracting for consulting services such as the Company provides. Although the Company's Quality Management Program has always concentrated heavily on regulatory compliance, many hospital clients were primarily attracted by its generally positive financial results. As hospitals' awareness of enforcement against regulatory violations increased, the Company highlighted the regulatory compliance aspects of its QMP and changed its predominant billing arrangements from "results oriented" to fixed fee billings with most of its hospitals in fiscal 1998. The combination of eliminating "results oriented" billing and the near standstill in hospitals' willingness to enter into new contracts caused a decrease in revenue per discharge and a significant decrease in the rate of adding new hospital clients. As a consequence, the Company only started twelve new hospital accounts during fiscal 1999. The Company started four new hospital accounts during the first quarter and four during the second quarter. Three new hospital accounts were started during the third quarter. Only one new hospital account was started in the fourth quarter. Federal regulators make widely disseminated pronouncements threatening severe sanctions, both civil and criminal, against health care providers. Federal enforcement officials have also engaged in practices the Company believes constitutes retroactive application of regulatory interpretations which differ significantly from interpretations widely accepted and applied in the industry for many years. The Company's agreements with its hospital clients generally obligate the Company defend its recommendations for a period of up to two years after the end of each contract. The Company may be called upon to do this on an increasing basis. The ultimate impact this will have on the Company's operations cannot be determined with any certainty.

         See "Item 1.  Description of Business - Other Products and Services."

Outlook: The Company has encountered extremely strong resistance to obtaining new clients for its services during the past two years. For the past two years, most of this pressure could be attributed to the January 1997 federal "fraud alert" aimed at discouraging hospitals from entering into any contracts in which compensation was based directly or indirectly on obtaining more money from the federal Medicare program. The federal government announced that any such contracts, while not illegal per se, would received "heightened scrutiny." The federal government enforced this policy by challenging many years of bills previously submitted by hospitals which the hospitals believed complied in all material respects with applicable regulations. Nonetheless, through the device of alleging federal "False Claims Act" violations and threatening severe civil and criminal sanctions, federal regulators have obtained substantial money from hospitals and their officers and physicians throughout the country. Often, these settlements were compelled by high cost of defense and the severity of the sanctions threatened. This created a climate hostile to expanding the Company's client base because the Company's services, which focus in part on accurately capturing the true level of services rendered by a hospital, have frequently resulted in revenue gains for hospitals. This fact placed the Company in a category of service providers who were generally suspect under the federal government's enforcement initiative. The Company believed and continues to believe that its services have been in compliance with all applicable statutes and regulations. The Company believes that most hospitals have now reviewed their practices sufficiently to gain confidence in their record keeping and billing, thus reducing the resistance the Company must overcome from this regulatory and enforcement pressure. This federal regulatory pressure against obtaining new engagements for the Company has been replaced by tremendous cost-cutting pressure on hospital administrators. The Company's fees for its services are substantially greater, often double or more, of those of other companies and consultants perceived by hospital administrators to be its competitors. The Company has encountered strong resistance to the level of its fees, but believes it cannot lower its charges any more than it has already done. This places the Company at a severe disadvantage with hospital considering retaining consultants. On the other hand, the pressure on hospitals to reduce costs is accompanied by an equally great pressure to increase revenues. Based on its ten-year history, the Company must be considered a high-cost provider of services, but with an even higher net return for the hospitals served. With hospitals solicited by the Company whose administrators base their decisions on the net results achieved by the Company's services (that is, the benefit netted against the cost), the Company typically obtains an engagement. With other hospitals whose administrators focus more on cost alone, the Company typically does not obtain the engagement. The Company has suffered substantial operating losses for the last eight calendar quarters and is likely to do so at least through the first two quarters of fiscal year 1999
- 2000. Management has elected to attempt to generate sufficient new revenue from new hospital engagements to achieve break-even financial results, rather than reduce costs more. There is no assurance that this highly risky strategy can succeed in the current market for hospital related services. In addition to attempting to obtain more hospital clients, the Company has explored a number or arrangements with major hospital equipment manufacturers and software suppliers to apply its "physician-to-physician" core competency in other areas. To date, no agreements have been reached for providing services in these areas. The Company believes its sales efforts will continue to add new hospital clients to its prospective client list. The Company expects to add a net of approximately six to ten new hospital clients in the first half of fiscal 1999 - 2000 and further expects to reach agreement with at least one major medical equipment supplier to provide consulting services. There is no assurance it will be able to do so as financial pressures mount on U.S. hospitals. For the long term, the Company continues to believe that its physician-oriented philosophy, its strong expenditures in regulatory compliance and its greater medical sophistication will allow it to survive.

POTENTIAL FLUCTUATION IN OPERATIONS AND OPERATING RESULTS

The Company's operating results could vary from period to period as a result of seasonality in discharges of Medicare patients by Quality Management Program hospital-clients, fluctuations in severity of illness, changes in the Medicare prospective payment system, the expiration of contracts to provide Quality Management Program services coupled with a failure to replace such contracts with comparable engagements, under performing contract engagements, and changes in governmental regulations.

         See "Item 6. Management's Discussion and Analysis."

Outlook: The Company expects operating losses to continue through the first half of fiscal 1999-2000. Management has recently elected to pursue a policy of increasing revenues to reach profitability to the exclusion of more extensive cost reductions, believing that it has cut its costs as much as it can and still maintain its services. The principal obstacle to achieving revenue targets is overcoming the practical difficulties of obtaining final contract approval before commencing a new hospital engagement. Primary among these is the practical difficulty of obtaining contractual concurrence with both the administration and medical staff of a prospective hospital. In simple terms, it takes a long time to meet with enough staff physicians, educate them on the key aspects of the Quality Management Program, and wait for meetings (typically held only once a month) of the medical staff in order to complete the contracting process. The Company has reduced its sales force to one full time salesman and its chairman, Dr. Birman, is involved almost exclusively in attempting to obtain new hospital client engagements. Experience has shown, however, that a larger sales force does not translate into more hospital engagements. The Company has been able to maintain a relatively steady gross profit margin of around fifty percent of fees billed and it has been able to make substantial reductions in corporate and support staff overhead. Despite these reductions, the Company continues to experience operating losses because Management believes it cannot reduce support staff costs and overhead sufficiently to operate within the gross profit generated by operations in the field by the current number of hospitals it now serves. Management is attempting to obtain sufficient new engagements to cover its operating overhead. There is no assurance this strategy will succeed. If the Company does not substantially increase its revenues, Management's current plan does not allow the Company to operate at a profit.

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

Outlook: The Company received demands for indemnification against federally-imposed fines and expenses from six of its current and past hospital clients during the latter half of fiscal 1998 - 1999. No such claim has resulted in litigation except the claim asserted by Cookeville Regional Medical Center, discussed below. The Company has assisted each such hospital in the defense of the bills challenged by federal regulators. The Company is aware of no hospital which has been sanctioned as a result of the Company's services. The Company believes it has successfully defended its work, and thus the hospitals, in these matters. The Company may receive other claims for indemnification for billings submitted by a hospital through the PRO and to the HCFA if such billings result in denials or formal investigations. It is the Company's position that such a claim has no basis in law as the Company makes no billing decisions for any hospital. The Company prepares no bills, handles no billing, and has no authority - legal or otherwise - for billings for a hospital. All billings submitted by a hospital are those of the hospital, not the Company. In the case of each claim, the Company notified its insurance carrier of the claim and, in addition, offered to assist each hospital in the defense of any diagnosis made by a hospital in its billing consistent with a recommendation made by the Company. One hospital, Cookeville Regional Medical Center, filed suit in Tennessee state court seeking a declaration that the Company is liable for all costs of responding to federal demands for more information regarding billing. The suit does not allege any misconduct on the part of the Company and the Company believes the suit is without merit. See, "Legal Proceedings."

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

         See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Customer - QMP."


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

The Company has engaged special health care regulatory counsel since its inception to review the Company's procedures and activities to assure compliance with those laws. The Company's Board of Directors has adopted its resolution setting compliance with those laws as the Company's main governing business principle. Given the widespread federal enforcement activities in this industry, there can be no assurance that the Company and/or its current and former officers will not be made the subject of an investigation by federal enforcement personnel. In the event of any such investigation or other regulatory or enforcement action, the Company may experience a material adverse decline in its principal business. While the Company believes any such action would be wholly unwarranted, the mere fact of such action would cause the Company to incur substantial professional fees for its defense and would damage its reputation and business activities within its market.

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

DISCONTINUED OPERATIONS

The Company in fiscal year 1998 - 1999 discontinued all operations except its hospital consulting and related consulting operations. The Company's 69%-owned HMO in Mississippi, Care3, Inc. ("Care3"), is currently under the control of the Mississippi Insurance Commissioner who is conducting winding down operations. In April 1999, the Company sold substantially all of the assets of its Hughes & Associates, Inc., subsidiary which provided utilization review services.

Outlook: The Company believes that concentrating on its core competency of physician-to-physician training presents its best opportunity for business. Management believes that this core competency can be applied to other services in the delivery of health care services such as training physicians in the use of new technology. The Company will continue to make limited attempts to find other applications of its core competency.

FUTURE CAPITAL NEEDS

The Company is concentrating its efforts on achieving break-even financial performance. These efforts consist primarily of attempting to obtain new hospital-client engagements and reducing costs. Management believes that costs have been reduced as much as feasible. Accordingly, it is not pursuing any expansion or diversification initiatives which would involve the expenditure of any material amounts of its capital. The Company consumed a substantial portion of its cash reserves in fiscal 1998 - 1999. Its future capital needs will be primarily dependent upon its ability to attract new hospital client engagements and to achieve additional cost reductions. To date, the Company has financed its growth primarily through operating income, the proceeds of private offerings of shares of Common Stock, and the proceeds of the Company's initial public offering of Common Stock on February 12, 1997.

Outlook: The Company has experienced average operating losses in excess of $100,000 per month for approximately nine quarters and expects them to continue at or about that level for at least the first half of fiscal year 1999 - 2000. Management believes that it can achieve break-even or nearly break-even operating results by the end of the second quarter of fiscal 1999 - 2000. Unless the Company is able to reduce its monthly operating losses dramatically, it will experience cash shortages before the end of fiscal year 1999 - 2000. The Company still has an unused $1.5 million line of credit which expires on October 28, 1999. The Company has had this line for over two years and has never drawn against it. The Company intends to apply to extend the credit facility for another twelve months but has not yet done so. There is no assurance the credit line will be extended another year. The Company may also seek additional capital or explore other alternatives should its capital recourse prove inadequate. There can be no assurance that the Company will be able to secure such financing, if necessary, on favorable terms. If the Company is unable to secure additional financing in the future, its results of operations for future periods could be adversely affected.

         See "Item 6. Management's Discussion and Analysis -- Liquidity and Capital Resources."

ITEM 2.  DESCRIPTION OF PROPERTY

The Company is headquartered in Cookeville, Tennessee, approximately 90 miles east of Nashville, Tennessee. During fiscal 1998, the Company moved into a 20,000 square foot building which was built to the Company's specifications under a lease agreement. The term of the lease is ten years commencing January 1, 1998. The Company has an option to purchase the new building. In addition, effective June 1, 1999, the Company subleased 8,532 square feet of office space to an unaffiliated third party. The sublease is for an initial term of two years and can be renewed for three successive years, one year at a time. All office space occupied by the Company is leased from unaffiliated third parties and the Company believes facilities are adequate.

ITEM 3.   LEGAL PROCEEDINGS

The Company currently is not a party to any material legal proceedings except as follows:

The Company is involved in a legal proceeding involving a former employee. While the ultimate resolution of such dispute cannot be determined or predicted, Company management believes that the ultimate resolution will not have a significant impact on the Company's results of operations or its financial position.

In April, 1998, the Company supplied certain documents to the United States Department of Justice ("DOJ") concerning its business pursuant to an administrative subpoena, (the "Subpoena") served on February 24, 1998 under the Health Insurance Portability and Accountability Act of 1996. Since April, 1998, the Company has not been requested to provide any further documents or information to the DOJ related to the subpoena. \

In August, 1998, the Company's 69%-owned health maintenance organization, Care3, Inc., was placed in voluntary rehabilitation by the Mississippi Insurance Commissioner. The case was recently converted to a liquidation proceeding. The Company monitors developments in the matter but is not actively engaged in the proceeding.

In August of 1999, the Company was named a defendant in an action for declaratory relief filed by the City of Cookeville, Tennessee, dba Cookeville Regional Medical Center seeking a declaration that the Company is liable for all costs, including outside legal costs, incurred by the plaintiff in responding to requests for information served by the United States Department of Justice. The suit alleges no actionable conduct on the part of the Company, but simply alleges that the Company in some unidentified manner is responsible for the charges and costs incurred by the hospital in providing documents to the federal government. The Company filed a motion to dismiss the suit, which is pending. In the meantime, the Company continues to offer to assist Cookeville Regional Medical Center and any of its other hospital clients in defending any bills submitted by the hospital consistent with recommendations made by the Company. The Company believes the suit is without merit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matters to a vote of shareholders in fiscal year 1998 - 1999. A majority of shares acting by written consent voted on July 6, 1999 voted to effect a reverse 1:3 stock split combining each three shares of common stock into one share and thereby increasing the par value of each share from $0.001 per share to $0.003 per share.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

The Company's Stock is traded on the NASDAQ Stock Market, which bears the symbol "BMAN". On July 6, 1999, a majority of the Company's shares voted to effect a 1:3 reverse stock split of the common shares combining each three shares of common stock into one share and concurrently increasing the par value of each share from $0.001 per share to $0.003 per share. The following information does not reflect the 1:3 reverse stock split. The quarterly range of prices per share since the Company began trading on February 12, 1997 is as follows:


QUARTER                                                COMMON STOCK
                                                     ------------------
                                                       HIGH        LOW
                                                       ----        ---
Fiscal Year Ended June 30, 1997:
    June 30, 1997                                    $ 7  5/8    $ 5 1/2
Fiscal Year Ended June 30, 1998
   September 30, 1997                                $ 7  0/0    $ 4 3/8
   December 31, 1997                                 $ 7  5/8    $ 5 0/0
   March 31, 1998                                    $ 6  1/2    $ 3 1/2
   June 30, 1998                                     $ 6  1/2    $ 4 0/0
Fiscal Year Ended June 30, 1999
   September 30, 1998                                $ 5 13/16   $ 4 1/32
   December 31, 1998                                 $ 6  3/8    $ 4 3/4
   March 31, 1999                                    $ 5  1/4    $ 1 1/8
   June 30, 1999                                     $ 1  1/4    $   5/8

The NASDAQ Stock Market requires a minimum tangible net worth of $4,000,000 and a minimum per-share bid price of $5.00 per share in order to remain listed. The Company's stock was delisted from the NASDAQ Stock Market in July 1999 and now trades on the NASDAQ Small Cap Market. The NASDAQ Small Cap Market requires a minimum tangible net worth of $2,000,000 and a minimum bid price of $1.00 per share. The Company's tangible net worth as of June 30, 1999 was $2,823,292. The Company effected the 1:3 reverse stock split in July to comply with the minimum bid price for the NASDAQ Small Cap Market. Its shares have traded substantially below $1.00 per share recently.

The approximate number of security holders of record as of June 30, 1999 was 1,500. To date, the Company has not paid any cash dividends on its Common Stock. The payment of dividends in the future will be within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. The Company does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain earnings for use in the Company's business operations.


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


                                          FISCAL YEAR                  FISCAL YEAR
                                             ENDED                        ENDED
                                         JUNE 30, 1999      %          JUNE 30, 1998      %
                                         -------------     ---         -------------     ---
Revenue                                  $ 6,080,861       100%         $ 7,817,881      100%
Cost of revenue                            2,899,955        48%           3,566,164       46%
                                         -----------       ---          -----------      ---
Gross Profit                               3,180,906        52%           4,251,717       54%
SG&A Expenses                              5,346,503        88%           7,373,417       94%
                                         -----------       ---          -----------      ---

Loss from continuing operations           (2,165,597)      (36%)         (3,121,700)     (40%)
Other Income (expense)
    Interest income                           70,962         1%             316,373        4%
    Interest expense                         (15,463)       --              (19,590)      --
    Gain (loss) on disposal
       of assets                             149,343         3%             (42,973)      (1%)
                                             -------       ---           ----------
Loss from continuing operations
before provision for income taxes         (1,960,755)      (32%)         (2,867,890)     (37%)
and before extraordinary item

Income tax benefit                                --                        793,684       10%
                                         -----------                    -----------      ---
Loss before discontinued operations
  and before extraordinary item           (1,960,755)      (32%)         (2,074,206)     (27%)
Loss from Discontinued operations            (55,454)       (1%)         (3,623,567)     (46%)
Loss on Disposal of Health Plan business                                   (984,973)     (13%)

Extraordinary gain on
   forgiveness of debt                       221,003         3%                  --       --
                                         -----------       ---          -----------      ---
Net loss                                 $(1,795,206)      (30%)        $(6,682,746)     (86%)
                                         ===========       ====         ===========      ===

FORWARD LOOKING STATEMENTS:

Certain statements contained in this section of the report, including those under "Outlook" and "Financial Conditions" are "forward-looking". While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions specific to its industry, and future trends and results cannot be predicted with certainty.


FISCAL YEAR ENDED JUNE 30, 1999 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1998:

REVENUE:

GENERAL

For fiscal 1999 (fiscal year ended June 30, 1999), consolidated revenue decreased by 22% to approximately $6,081,000, from approximately $7,818,000 in fiscal 1998 (fiscal year ended June 30, 1998).

QUALITY MANAGEMENT PROGRAM (QMP)

The Quality Management Program (QMP) experienced a 22% decrease in revenue to approximately $6,081,000 for fiscal 1999, from approximately $7,818,000 in fiscal 1998. The revenue decrease was primarily from lost business not replaced with new accounts. The Company experienced a delay in closing new business accounts during fiscal 1999 due to the hostile business climate created by the federal government's increased scrutiny of health care providers, resistance from potential clients to the level of fees charged by the Company and the need to adapt the Company's marketing strategy to that environment.

Period to period changes in QMP business is measured in discharge volume and by "per discharge" revenue. The Company experienced a slight decline in "per discharge" revenue recognized from its consulting services to approximately $145 per discharge in fiscal 1999 as compared to $147 per discharge in fiscal 1998. As long as the Company's compensation was based entirely upon results, the Company's fees had not been a material impediment to closing new consulting agreements. With the practical need to convert to fixed fee arrangements, the cost of the Company's services became an issue as many hospitals viewed the Company as competitive with lower cost "coding companies." The need to distinguish the Company's physician-to-physician services from those non-medical clerically-oriented companies required substantially more effort and time. The Company also was required to re-orient its marketing personnel to stress the regulatory compliance value of the QMP, a feature not generally found with lower-cost services. The actual discharge volume decreased by 21% to 42,237 discharge records reviewed in fiscal 1999 as compared to 53,291 discharge records reviewed in fiscal 1998.

Throughout the year, the impact of heightened government regulatory enforcement against the health care industry in general created a climate of hesitation among the Company's potential hospital clients. As a consequence, the Company only started twelve new hospital accounts during fiscal 1999. The Company started four new hospital accounts during the first quarter and four during the second quarter. Three new hospital accounts were started during the third quarter. Only one new hospital account was started in the fourth quarter. The number of hospital-clients on contract has decreased to 18 as of June 30, 1999, from 23 in the prior year.

Outlook: The Company believes that the hostile government regulatory climate which has impeded the Company's efforts to obtain new hospital client engagements has subsided somewhat but has been replaced by substantial pressure on the Company's fees. The Company believes it cannot charge rates for its services any lower than now charged but remains at a competitive disadvantage against less-sophisticated "coding companies" which cannot offer the regulatory compliance services or physician-to-physician credibility provided by the Company's staff. The Company firmly believes that its services result in greater net benefit to a hospital than those provided by the coding companies, but this analysis is often lacking among hospital administrators who focus primarily on cost as opposed to net result. With hospitals whose administrators focus on cost and principal criterion for analyzing consultants, the Company generally does not obtain an engagement. With hospitals whose administrators focus on the net benefit to the hospital, the Company generally obtains the engagements. The Company will continue to differentiate itself from these non-medical clerical services against which the Company is forced by the market to compete. Although this continues adversely to affect the Company's revenues, the Company believes that for the long term, its substantial investment in physicians and in regulatory research, updating and communication will provide a substantial competitive advantage. In addition, the Company continues to develop new consulting products geared to the different aspects of the health care industry. The Company believes that it will be successful at closing additional new contracts during fiscal 1999 - 2000 due to the development of a more tactically refined sales process. Per discharge revenue is expected to remain stable during fiscal 2000.

         See "Item 1.  Description of Business - New Products and Services."


SIGNIFICANT CUSTOMERS - Q M P

The Company has provided services to a number of hospitals operated by Quorum Health Resources, Inc. ("Quorum") since 1991. Services provided to hospitals operated by Quorum generated approximately 22% and 20% respectively, of the Company's revenue in both fiscal 1998 and 1999. Over the past five years, the Company has provided its Quality Management Program at 38 Quorum-operated facilities. Currently, the Company is providing Quality Management Program services at 6 Quorum-operated facilities.

In April 1998, the Company entered into a contract to provide QMP, compliance, training, and other services for three large hospitals managed and operated by The Health Alliance of Greater Cincinnati (the "Health Alliance"), an Ohio non-profit corporation. Work at two hospitals began in May 1998. Services provided under this contract with The Health Alliance resulted in approximately 17% of the Company's revenue for the quarter and nine months ended March 31, 1999. The Health Alliance terminated its contract with the Company effective May 6, 1999. The Health Alliance announced operating losses in excess of $30 million in March 1999. The

Company believes that its contract was terminated as part of a system-wide exclusion of all outside consultants despite strong financial results achieved by the Company for the Health Alliance.

During the prior fiscal year, the Company provided QMP services for two hospitals owned by St. Barnabas Health System, which represents approximately 14% of the Company's revenue for the nine months ended March 31, 1998. The St. Barnabas contract concluded activities effective December 31, 1997 in accordance with its terms.


COST OF REVENUE AND GROSS PROFIT:

The cost of revenue includes all costs directly associated with the operations of the QMP business, including compensation of physicians, nurses, and allied health specialists, consulting staff travel and lodging, and other direct costs. For fiscal year 1999, the cost of revenue decreased by 19% to approximately $2,900,000, from approximately $3,566,000 in fiscal year 1998.

The cost of revenues declined by approximately $666,000 or 11% of revenues. The Company was unable to reduce overall physician compensation in relation to the decline in revenues in order to maintain adequately trained staff, thus the overall increase in the cost of revenues to revenues. The shift from "results-oriented" compensation contracts to fixed fee compensation contracts for the Quality Management Program, also resulted in decreased profit margins. At the end of fiscal 1999, all QMP contracts were fixed fee contracts.

Outlook: Cost of revenue as a percentage of total revenue will be more stable as minimal impact should be seen from the shift to fixed fee contracts. Management anticipates no further decline in its gross profit rate as it is currently pricing its product to achieve a minimum 50% growth profit margin. Cost of revenue for the Company's new products remains undetermined as the Company has not begun delivering sufficient of those services to determine accurately the ultimate cost of those services or the prices for which those services can be provided.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses decreased by $2,026,914 or 27%, to approximately $5,346,503 for fiscal 1999.

The decrease in selling, general, and administrative expenses was due to a decrease in salary and benefit expenses attributable to the elimination of several positions and pay reductions implemented at the beginning of the first quarter of fiscal 1999. The Company also implemented another round of substantial overhead and cost reduction measures at the beginning of the third quarter of 1999 that contributed to the decrease in selling, general, and administrative expenses.

Outlook: The Company anticipates that selling, general, and administrative expense will remain at current levels through at least the next two fiscal quarters. The Company does not anticipate any non-recurring charges for the next fiscal year. The Company anticipates that legal and professional fees will decrease substantially for the coming year when compared to the prior year due to the settlement of all material pending litigation during fiscal 2000, completion of special accounting work caused by the discontinuance of the Company's health maintenance operation and the change from a national accounting firm to a local accounting firm. On June 30, 1998, and again in January and March of 1999, the Company implemented a series of steps designed to reduce the Company's other selling, general and administrative expense and cash operating requirements. These steps included a reduction in force and staff position consolidations which eliminated eight staff positions, an across-the-board pay reduction for most employees ranging from 10% to 30% of salary, and a reduction in certain overhead expenses.

INTEREST INCOME AND EXPENSE:

Interest income decreased to approximately $71,000 for fiscal 1999 from approximately $316,000 in the prior fiscal year. This decrease was attributable to interest earned on the reduced balance of cash deposits held primarily in money market and other short-term investment accounts. Interest expense decreased to approximately $15,000, for fiscal 1999 from approximately $20,000 in the prior fiscal year.

PROVISION FOR INCOME TAX BENEFIT

The provision for income tax benefit from continuing operations was approximately $794,000 for fiscal 1998. This benefit was attributable to the Company's ability to carry back its operating loss for fiscal 1998 to obtain a tax refund.


NET INCOME (LOSS) FROM CONTINUING OPERATIONS:

For fiscal 1999 the Company reported a net loss from continuing operations of approximately $1,961,000, as compared to a net loss of $2,074,000 in the prior fiscal year.

The net loss from continuing operations for fiscal 1999 was primarily from a decrease in revenue and gross margin from the Quality Management Business. In addition, the Company experienced a 27% decrease in selling, general and administrative expense as a result of cost reduction measures implemented in the first and third quarters.

Outlook: The Company anticipates lower net operating losses in the first two quarters of fiscal 2000 as (i) revenue is realized from the additional contracts from the investment made in retaining and refocusing marketing personnel for QMP and (ii) selling, general and administrative costs decrease due to steps taken by the Company in the first and third quarters of fiscal year 1999 to reduce overhead. The Company has regularly anticipated a reduction in its operating losses but has, to date, failed to achieve those results for a variety of reasons which the Company believes has been beyond its control. There is no assurance that the Company will reduce its net operating losses in the near future.

LOSS FROM DISCONTINUED OPERATIONS:

For fiscal 1998, the Company reported loss, net of tax, for discontinued operations of $3,623,567. This item includes all revenue and expenses from the operations of Care3, Inc., the health plan in Mississippi, and the related health plan management subsidiaries of MMMC, Inc., BMC Health Plans, Inc. and TMMC, Inc.

LOSS ON DISPOSAL OF HEALTH PLAN:

For fiscal 1998, the Company reported a loss, net of tax, of $984,973 on disposal of the health plan operations of the Company. This item includes the capital invested in Care3, Inc., the health plan in Mississippi, and the related health plan management subsidiaries of MMMC, Inc., BMC Health Plans, Inc., and TMMC, Inc., and costs to wind down operations net of any recoveries.

EXTRAORDINARY GAIN:

During the quarter ended December 31, 1998, the Company reported an extraordinary gain of $221,003. This item consists of the gain recognized by the Company for extinguishment of debt and accrued interest related to notes payable to former shareholders of Canton Management Group, Inc.

In the third quarter, the Company sold substantially all of the assets and operations of Hughes & Associates, Inc., the Company's utilization review service, to its senior management. The sale was closed on April 30, 1999 (disposal date), and resulted in a gain on disposal of approximately $90,000. As substantially all assets and liabilities were sold, the Company has not accrued any loss reserves and is aware of no grounds on which claims against the Company can be based.

NET LOSS:

For fiscal 1999, the Company reported a net loss of $1,795,000 as compared to a net loss of $6,683,000 in the prior fiscal year. The decrease in net loss of $4,888,000 in 1999 was primarily due to losses from the Company's health plan operations which were discontinued in 1998.

LIQUIDITY AND CAPITAL RESOURCES:

For the year ended June 30, 1999, the Company funded its continuing operations and business development activities primarily through operating revenue and cash on deposit and cash equivalents of approximately $874,000. The Company invested $82,000 in property and equipment and used $406,000 to pay down debt and capital lease obligations during the fiscal year. The Company received an income tax refund of $1,245,000 during January 1999 from the carryback of operating losses against earnings from its consulting business in prior years.

The Company has available a working capital line of a $1,500,000 (maximum principal) credit facility with American National Bank and Trust Company of Chicago which has not been used. The facility matures on October 31, 1999. No request to renew the credit facility has been made, although Management intends to do so. The credit facility is secured by a pledge of the Company's Quality Management Program accounts receivable. These accounts receivable are obligations of the hospital clients of Birman Consulting Group, Inc., and are not Medicare or Medicaid receivable accounts.

Outlook: In order for the Company's cash resources, including currently available credit facilities, to be sufficient to meet the Company's anticipated working capital needs for the next twelve months, the Company must successfully attract hospital consulting contracts generating approximately $120,000 per month of additional revenue and must also refrain from incurring additional overhead costs. The Company's credit facility expires on October 31, 1999 and no request has been submitted to renew it, although such a request is expected. There is no assurance that the credit facility will be renewed. The Company, however, may attempt to raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions to fund future expansion of its business either before or after the end of the twelve month period. There can be no assurance that acceptable financing for future transactions can be obtained.


ESCROWED SHARES

As part of the underwriting agreement for the Company's initial public offering, the Company's founder, chairman and chief executive officer, David N. Birman, M.D., agreed to place in escrow one million shares of the Company's common stock owned by him to be released to him only in the event that the Company met certain earnings-per-share targets. The Company met the target for fiscal year 1996 - 1997 and 333,333 shares were released to Dr. Birman with the Company thus incurring a substantial non-cash charge against earnings for that year as required by applicable accounting rules. The Company failed to meet the target earnings results for the fiscal years ended June 30, 1998 and June 30, 1999 and the remaining 666,667 shares held in escrow will be returned to the Company as authorized but unissued shares. The escrow agreement thus terminates and Dr. Birman will not be able to receive any of the remaining shares.

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

SFAS No. 132 "Employers' disclosures about Pensions and Other Postretirement Benefits" is effective for financial statements beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminate certain disclosures. The Company does not expect adoption of SFAS No. 132 to have a material effect, if any, on its financial position or results of operations.

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

YEAR 2000 ISSUES:

The Company uses PC hardware equipment and packaged software in the operations of the consulting business and Utilization Review business. An initial evaluation has been performed to assess the impact of the year 2000 issue on all software and hardware. It has been determined that all existing hardware equipment is year 2000 compliant, except for certain equipment scheduled to be retired. Various packaged software applications are used as tools in running the Company's accounting operations and for general business functions. Management plans to implement any necessary software vendor upgrades and modifications to ensure continued functionality with the Year 2000. The Company's business is not dependent upon computer systems of any significant customers, vendors or other third parties in the course of normal business. At present, management does not expect software upgrade costs or software replacement costs to exceed $50,000 in the aggregate. The Company has not yet established a contingency plan to address other risks, but intends to formulate one to address unavoidable risks by November 1999.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by item 310(a) of Regulation S-B are included in this Report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 26, 1999, Deloitte & Touche LLP resigned from its position as the independent auditors of the Company. The reports of Deloitte & Touche LLP on the Company's financial statements for the past one year did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty audit scope, or accounting principles. During the Company's most recent fiscal year and the interim periods ending September 30, 1998 and December 31, 1998, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreements in connection with their reports. The Company is aware of no such disagreements with Deloitte & Touche LLP for the current period. During these periods, there were no "reportable events" as that term is defined in Item 304 (a)(1)(v) of Regulation S-K. On June 23, 1999, the Company, with the approval of the Board of Directors, and upon recommendation of the Audit Committee of the Board of Directors, retained the accounting firm of Marlin & Edmondson, P.C., Nashville, Tennessee, as independent accountants for the Company.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors of the Company are:

NAME                       AGE              POSITION
----                       ---              --------
David N. Birman, M.D.(1)   47               Chairman of the Board of Directors, President
                                              and Chief Executive Officer
Sue D. Birman(1)           41               Director, Executive Vice President and Secretary
John D. Higgins(2)         67               Director
James J. Rhodes            42               Director
Warren E. Aut              66               Director

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

The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows:



         NAME                      AGE               POSITION
         ----                      ---               --------
David N. Birman, M.D.               47               Chairman of the Board, President, and Chief
                                                        Executive Officer
Sue D. Birman                       41               Executive Vice President, Corporate Secretary

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

John D. Higgins was elected a director of the Company in March 1997. Since 1990, Mr. Higgins has been Senior Vice President - Corporate Finance of Royce Investment Group, Inc., the Company's managing underwriter for its recently-completed initial public offering of Common Stock. Mr. Higgins holds BBA and MBA degrees from Hofstra University. Mr. Higgins also is a director of Digital Recorders, Inc., a public-owned company which manufactures and distributes technology products. The company conducts no business with Digital Recorders, Inc.

James J. Rhodes became a director of the Company in September 1996. Since 1986, Mr. Rhodes has served as a Regional Manager in the pension division of ManuLife Financial (The Manufacturer's Life Insurance Company (USA)), a global financial services company offering annuities, insurance, and investment products.

Rear Admiral Warren E. Aut (USN, Ret.) was appointed to the Board of Directors in October of 1998. During his 35-year career in the United States Navy, Admiral Aut served as Commander of Mediterranean Fleet Air Operations, Chief of Staff to the Supreme Allied Command Atlantic, of NATO, Commander of the Naval Training Center, San Diego, California. While serving as Commander of Mediterranean Fleet Air Operations, he commanded five naval hospitals and helped develop the naval hospital administrative corps. After retiring from the U.S. Navy in 1985, he served on the Board of Directors of Welcorp, a publicly-traded HMO, and as president of chief executive officer of a number of privately-held corporations. Currently, he is Managing Director of ISSG, Inc., a privately-held company now developing new camera technology for use in television. From 1995 to 1997, he was President of Organization Assessment Company during which time he completed a world-wide speaking tour presenting The Art of War in the Corporate World. Prior to this, Admiral Aut was Senior Advisor to a simulator development company and President of a financial investment company in Dallas, Texas. Admiral Aut holds a Bachelor of Science degree in Naval Science and earned his Master of Business Administration at the Naval Post Graduate School.

BOARD COMMITTEES

There are two committees of the Board of Directors: the Compensation Committee and the Audit Committee. The Compensation Committee determines the Company's executive compensation policies and practices and changes in compensation and benefits for senior management. The Compensation Committee also administers the Company's 1995 Stock Option Plan. The Audit Committee reviews the internal accounting procedures of the Company, consults with the Company's independent accountants, and reviews the services provided by such accountants. Messrs., Rhodes and Higgins currently serve as the members of both the Compensation Committee and Audit Committee.

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

FORM 3

Each of the directors filed their respective Form 3 with the Securities and Exchange Commission on or about April 28, 1998, or thereafter.

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation earned by the Company's Executive Officers for services rendered in all capacities to the Company for fiscal 1999 (the "Named Executive Officers").



                           SUMMARY COMPENSATION TABLE



                                                                                      Long Term Compensation

Name and  Principal Position               Salary      Bonus Other Annual   Awards/ Options (#)   All Other

Current Officers:

David N. Birman, M.D                      $275,986      --     $72,554               --                --
Chairman of the Board, President,
and Chief Executive Officer, (1)(3)


Sue D. Birman                             $146,790      --     $21,744               --                --
Executive Vice President, Secretary,
and Director (2)(3)

(1) Other Annual Compensation for David N. Birman, M.D. for fiscal 1999 was $1,911 in medical insurance premiums, $43,794 in officer's life insurance premiums, $24,849 in auto allowance, and $2,000 in 401(k) matching contributions.
(2) Other Annual Compensation for Sue D. Birman for fiscal 1999 was $1,911 in medical insurance premiums, $17,970 in auto allowance and $1,863 in 401(k) matching contributions.
(3) David N. Birman and Sue D. Birman borrowed $18,000.00 from the Company during fiscal year 1998 - 1999 at 10% interest. The principal amount and accrued interest is due and payable on December 12, 1999.


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


STOCK OPTION PLANS

1995 Employee Stock Option Plan: The Company adopted the 1995 Employee Stock Option Plan (the "1995 Option Plan") pursuant to which key employees, including officers and directors who are employees, and consultants of the Company are eligible to receive incentive stock options as well as non-qualified stock options and stock appreciation rights ("SARs"). The Plan, which expires in October 2005, is administered by the Compensation Committee of the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Compensation Committee of the Board of Directors. SARs, which give the holder the privilege of surrendering such rights for an amount of stock equal to the appreciation in the Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Compensation Committee of the Board of Directors. The Plan also permits the grant of new stock options to participants who tender shares of the Company's Common Stock as payment of the exercise price of stock options or the payment of withholding tax ("Reload Options"). The Reload Options will be granted at the fair market value of a share of Common Stock on the date of the grant and will be exercisable six months following the date of the grant. The Plan also includes limited option valuation rights upon a change of control of the Company.

1996 Directors' Option Plan: On September 9, 1996, the Company adopted the 1996 Non-Employee Directors' Non-Qualified Stock Option Plan (the "1996 Directors' Plan"). A total of 100,000 shares of Common Stock are reserved for issuance under the 1996 Directors' Plan. Under this plan, upon initial election to the Board of Directors, non-employee directors are awarded options to purchase 6,000 shares of Common Stock. Upon each subsequent election to the Board of Directors, non-employee directors receive option awards to purchase 3,000 shares of Common Stock. These options, which have an exercise price equal to the fair market value of the shares of Common Stock as of the date of grant, vest at the rate of 33.33% per year. All options awarded under the 1996 Directors' Plan expire on the first to occur of(I) 10 years after the date of grant, or (ii) 90 days after the date the director is no longer serving in such capacity for reasons other than death or disability.


Information relating to options outstanding of the Company's two fixed stock option plans at June 30, 1999 is presented below:

                                              WEIGHTED                          WEIGHTED
RANGE OF                   OPTIONS             AVERAGE          VESTED          AVERAGE
EXERCISE                   OUTSTANDING        REMAINING         OPTIONS         EXERCISE
PRICES                     JUNE 30, 1999        LIFE          OUTSTANDING        PRICE
------                     -------------        ----          -----------        -----

$ 4.11 - 6.00                154,350               7.81        154,350          $  4.27
$12.00 - $15.00               61,000               9.35         47,444            13.62
$21.00 - $21.75                4,000               9.08          2,000            21.38
                             -------            -------        -------          -------

                             219,350               8.26        203,794          $  7.19
                             =======            =======        =======          =======


FISCAL 1999 OPTION GRANTS

The following table sets forth certain information concerning individual grants of incentive stock options to executive officers and directors during the fiscal year ended June 30, 1999:

                         NUMBER OF     PERCENTAGE
                          SHARES        OF TOTAL
                        UNDERLYING       OPTIONS            EXERCISE
NAME OF DIRECTOR         OPTIONS         GRANTED              PRICE          EXPIRATION
OR OFFICER               GRANTED       UNDER PLAN           PER SHARE            DATE
----------               -------       ----------           ---------            ----


Jeffrey L. Drake         20,000                              $    6.00        8/12/08
Rockey Talley, M.D       20,000                              $    6.00        8/12/08

James J. Rhodes           3,000            0.6%              $    7.00       12/01/07
John D. Higgins           3,000            1.2%              $    7.00       12/01/07
Warren E. Aut             6,000                              $   15.00       10/01/98

None of the persons named in the Summary Compensation Table exercised options during the fiscal year ended June 30, 1999.


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

In March 1996, the Company entered into an employment agreement with Sue D. Birman for a term expiring June 30, 2001, pursuant to which Ms. Birman serves as Executive Vice President of the Company. The employment agreement provides for an initial base salary of $150,000 per annum, participation in the Executive Bonus Plan, and other compensation not to exceed $10,000 per annum. The employment agreement provides for severance benefits upon termination as a result of death, for "cause," by mutual agreement, and as a result of disability. If Ms. Birman's employment is terminated for reasons other than death, "cause," mutual agreement, or disability, she shall be entitled to receive her base salary (as most recently adjusted) for the remainder of the initial term or the applicable renewal term and all unvested stock options granted to her under 1995 Option Plan shall accelerate and become vested. If Ms. Birman's employment is not renewed following expiration of the initial term or the applicable renewal term, she shall be entitled to receive, as severance, her base salary (as last adjusted) payable over the 12-month period following the severance of her employment. In July 1998, as part of a cost reduction program, Ms. Birman accepted a 20% salary reduction.


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

Except for the legal action described under "Business - Legal Proceedings," there is no pending litigation or proceeding involving any director, officer, employee, or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or other proceeding that may result in a claim for such indemnification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of June 30, 1999 with respect to the beneficial ownership of shares of Common Stock by (I) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Common Stock; (ii) each of the Named Executive Officers; (iii) each of the directors; and (iv) all directors and executive officers of the Company as a group. (Note: none of the share amounts have been adjusted to reflect the Company's 1:3 reverse stock split approved July 6, 1999).

                                                                    COMMON SHARES
                                                                  BENEFICIALLY OWNED
                                                                  ------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                            NUMBER         PERCENT
------------------------------------                            ------         -------

David N. Birman, M.D.(1)                                        4,916,606      56.15%
Sue D. Birman(1)                                                4,916,606      56.15%
John Higgins (2)                                                    1,000          *
James J. Rhodes(3)                                                  2,000          *
Directors and officers as a group (4)                           4,919,606      56.18%

*     Less than 1%

(1) Includes 666,667 Escrow Shares, which were forfeited effective July 1, 1999 as a consequence of the Company's failure to reach certain earnings-per-share targets. See "Principal Stockholders - Escrow Shares". David N. Birman, M.D. disclaims beneficial ownership as to 550,693 shares beneficially owned by Sue D. Birman individually. Sue
         D. Birman disclaims beneficial ownership as to 3,936,010 shares beneficially owned by David N. Birman, M.D. individually. The address of Dr. and Mrs. Birman is c/o the Company at 1025 Highway 111 South, Cookeville, Tennessee 38501.

(2) Mr. Higgins was granted options under the Company's 1996 Directors' Options Plan to acquire 3,000 shares of the Company's Common Stock at an exercise price of $7.50 per share and 6,000 shares at an exercise price of $7.00 per share.

(3) Mr. Rhodes was granted options under the Company's 1996 Directors' Option Plan to acquire 6,000 shares of the company's Common Stock at an exercise price of $5.00 per share and 3,000 shares at an exercise price of $7.00 per share.

(4) Includes shares subject to options exercisable currently to acquire 219,350 for all officers and directors as a group.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Richard M. Ross served as Vice-Chairman and as a director of the Company from February 1994 to August 1996. Effective September 1, 1996, Mr. Ross retired as Vice-Chairman and a newly formed company controlled by Mr. Ross was engaged as a consultant to the Company pursuant to a consulting agreement (the "Consulting Agreement"). While serving as Vice-Chairman of the Company, Mr. Ross was actively involved in policy-making matters relating to day-to-day operations of the Company and corporate finance. As a consultant, Mr. Ross will undertake special assignments designated by Dr. Birman and the Board of Directors including, among other things, developing business plans for acquired companies and evaluating acquisition candidates. The Consulting Agreement provides for Mr. Ross to serve as the provider of consulting services thereunder, provides for a fee to be paid to the consultant firm of $120,000 per annum payable in equal monthly installments over the 12-month term of the agreement, and provides for termination of the Consulting Agreement by mutual agreement, upon the occurrence of an uncured material breach, upon the death of Mr. Ross, or 10 days after receipt of notice of termination from the consultant. Except as otherwise provided or as otherwise agreed to by the parties, the Consulting Agreement will be renewed annually by the Company for up to an additional five consecutive years.

The chairman and executive vice president of the Company, respectively, David
N. Birman, M.D. and Sue D. Birman, borrowed a total of $18,000.00 from the Company over a period of months during fiscal 1999. The loan bears interest at the rate of ten percent (10%) per annum and is due and payable on December 12, 1999.

In October 1997, the Company agreed to buyout the residences of two executives through a third party relocation company to allow the executives to move to Cookeville TN. The Company bought Mr. Drake's residence in Georgia and subsequently resold the residence in December 1997, at a net cost to the Company of $27,525. The Company bought Mr. Patterson's residence in Florida and subsequently resold the property in August 1998, at a net cost to the Company of $119,700.

John D. Higgins, a director of the Company, is Senior Vice President -Corporate Finance of Royce Investment Group, Inc., the representative of the underwriters for the Company's successful February 1997 initial public offering of stock ("Royce"). Mr. Higgins was elected to the Board pursuant to a provision in the Company's underwriting agreement with Royce which allowed Royce to nominate one member of the Board of Directors. In addition to underwriting commissions of $920,000, Royce and the other underwriters received in connection with the Company's initial public offering a non-accountable expense allowance of $345,000. As part of the underwriting agreement, the Company also agreed to sell to Royce and its designees, for nominal consideration, warrants to purchase up to 200,000 shares of the Company's Common Stock. The warrants will be exercisable until February 12, 2001 at an exercise price of $7.50 per share (150% of the initial public offering price of the Common Stock). The shares acquired upon exercise of the warrant may not be transferred or hypothecated for one year after exercise. The Company has agreed to register the shares so acquired at the Company's expense under the Securities Act of 1933. The Company and Royce also entered into a one-year financial consulting agreement under which the Company paid Royce a fee of $172,500, i.e., 1.5% of the gross proceeds of the Company's initial public offering including the sale of the over allotment. In addition, the Company and Royce entered into a five-year agreement which provides that if Royce arranges for the sale of substantially all of the assets of the Company or for a merger, consolidation, or acquisition through and including February 12, 2001, Royce will receive a fee based on a sinking scale ranging from 5% of the first $1.0 million of consideration, 4% of the consideration between $1.0 million and $2.0 million, and 3% of the consideration in excess of $3 million.

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

        **10.25   Employment Agreement by and between Birman Managed Care, Inc.
                  and Samuel S. Patterson.

        **10.26   Employment Agreement by and between Birman Managed Care, Inc.
                  and Jeffrey L. Drake.

       ***16.1    Letter on Change in Certifying Accountants.

      ****16.2    Letter from Deloitte & Touche LLP dated April 1, 1999 on
                  Change in Certified Accountant.

         *21.1    Subsidiaries of the Registrant.

          27.1    Financial Data Schedule, Fiscal Year Ended June 30, 1999.

          27.2    Financial Data Schedule, Fiscal Year Ended June 30, 1998 - Restated.



B. REPORTS ON FORM 8-K

         No reports on Form 8-K was filed by the Company during the last quarter of the fiscal year ended June 30, 1998. During fiscal year 1999, the Company filed the following reports on form 8-K:

         July 2, 1998 - To report certain cost reduction measures taken to reduce cash operating requirements.

         August 7, 1998 - To report the discontinuance of the Company's health plan operations.

         January 28, 1999 - To report additional cost reduction measures taken to reduce cash operating requirements.

         April, 1, 1999 - To report that Deloitte and Touche LLP resigned from its position as the independent auditors of the Company.

         April 21, 1999 - To report that NASDAQ intended to de-list the Company's common stock due to the Company's failure to comply with NASDAQ Quantitative Maintenance Criteria.

         June 10, 1999 - To report the sale of Hughes and Associates, which was a wholly-owned Subsidiary of the Company.

* Incorporated by Reference from the Company's Registration Statement on Form SB-2 (No. 333-111957).

** Incorporated by Reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1996.

*** Incorporated by Reference from the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997.

**** Incorporated by Reference from the Company's Report on Form 8-K dated April 1, 1999.



                                   SIGNATURES




In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BIRMAN MANAGED CARE, INC.

                                              By: /s/ DAVID N. BIRMAN, M.D
                                                  ------------------------
                                              David N. Birman, M.D.,
                                              Chairman of the Board,
                                              President and Chief
                                              Executive Officer

Date:  October 6, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                              DATE
---------                           -----                              ----

By:/s/ DAVID N. BIRMAN, M.D.        Director, Chairman of the          October 8, 1999
----------------------------        Board President and Chief
David N. Birman, M.D.               Executive Officer



By:/s/ SUE D. BIRMAN                Director, Secretary and            October 8,1999
----------------------------        Executive Vice President
Sue D. Birman


By:/s/ JOHN D. HIGGINS              Director                           October 8, 1999
----------------------------
John D. Higgins

BY:/s/ JAMES J. RHODES              Director                           October 8, 1999
----------------------------
James J. Rhodes

By:/s/ WARREN E. AUT                Director                           October 8, 1999
----------------------------
Warren E. Aut

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES


                                Table of Contents

                                                                     Page Number
                                                                     -----------
Independent Auditors' Report.......................................      F-2

Consolidated Balance Sheets........................................      F-3

Consolidated Statements of Operations..............................      F-4

Consolidated Statements of Changes in Stockholders' Equity.........      F-5

Consolidated Statements of Cash Flows..............................      F-6

Notes to Consolidated Financial Statements.........................   F-7-F-20

                          INDEPENDENT AUDITORS' REPORT


Birman Managed Care, Inc. and Subsidiaries
Cookeville, Tennessee:

We have audited the accompanying balance sheet of Birman Managed Care, Inc. and Subsidiaries, (the "Company") as of June 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of June 30, 1998, were audited by other auditors whose report dated September 18, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Birman Managed Care, Inc. and Subsidiaries at June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.







Nashville, Tennessee
September 10, 1999

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             June 30, 1999 and 1998

                  Assets                                                    1999            1998
                  ------                                                    ----            ----
Current Assets:
     Cash and cash equivalents (notes 1 and 2)                           $   873,989      2,431,387
     Accounts receivable, net of allowance for doubtful
       accounts of $125,000 and $130,000 respectively (notes 1 and 4)        998,687        805,760
     Prepaid expenses                                                          9,673         38,516
     Notes receivable - related party                                             --         55,265
     Current portion of notes receivable (notes 1 and 16)                     37,500             --
     Income taxes receivable (notes 1 and 6)                                      --      1,234,634
     Deferred tax asset (notes 1 and 6)                                       47,625         26,819
                                                                         -----------     ----------

              Total current assets                                         1,967,474      4,592,381
                                                                         -----------     ----------

Property and equipment, net of accumulated
     depreciation (notes 1, 3 and 4)                                         856,718      1,104,110
Goodwill (note 1)                                                                 --         12,915
Other                                                                         70,376        126,282
Notes receivable (notes 1 and 16)                                            112,500             --
                                                                         -----------     ----------

              Total assets                                               $ 3,007,068      5,835,688
                                                                         ===========     ==========

          Liabilities and Stockholders' Equity
          ------------------------------------

Current Liabilities:
     Current portion of notes payable (note 4)                           $        --        205,700
     Accounts payable                                                         38,708        333,256
     Accrued expenses                                                        125,950        141,605
     Net liabilities of discontinued operation (note 16)                          --        102,546
                                                                         -----------     ----------

              Total current liabilities                                      164,658        783,107
                                                                         -----------     ----------

Notes payable, less current portion (note 4)                                      --        400,000
Deferred income taxes (notes 1 and 6)                                         19,118         34,083
                                                                         -----------     ----------

              Total liabilities                                              183,776      1,217,190
                                                                         -----------     ----------

Commitments and contingencies (note 5)

Stockholders' equity (notes 9, 10, 11, 14 and 17):
     Preferred stock, $.001 par value; 5,000,000 shares
       authorized, none issued or outstanding                                     --             --
     Common stock, $.003 par value; 5,000,000 shares
       authorized, 2,918,751 issued and outstanding                            8,756          8,756
     Additional paid-in capital                                            9,715,071      9,715,071
     Retained earnings (deficit)                                          (6,900,535)    (5,105,329)
                                                                         -----------     ----------

              Total stockholders' equity                                   2,823,292      4,618,498
                                                                         -----------     ----------

              Total liabilities and stockholders' equity                 $ 3,007,068      5,835,688
                                                                         ===========     ==========

See accompanying notes to financial statements.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                       Years Ended June 30, 1999 and 1998

                                                                                1999           1998
                                                                                ----           ----
Consulting revenues (note 15)                                                $ 6,080,861      7,817,881

Cost of revenues                                                               2,899,955      3,566,164
                                                                             -----------     ----------

     Gross profit                                                              3,180,906      4,251,717

General and administrative expenses                                            5,346,503      7,373,417
                                                                             -----------     ----------

Loss from continuing operations                                               (2,165,597)    (3,121,700)
                                                                             -----------     ----------

Other income (expense):
     Interest income                                                              70,962        316,373
     Interest expense                                                            (15,463)       (19,590)
     Gain (loss) on disposal of assets                                           149,343        (42,973)
                                                                             -----------     ----------

         Total other income (expense)                                            204,842        253,810
                                                                             -----------     ----------

Loss from continuing operations before discontinued operations,
     extraordinary item and provision for income taxes                        (1,960,755)    (2,867,890)

Provision for income tax (expense) benefit (note 6)                                   --        793,684
                                                                             -----------     ----------

Loss before discontinued operations and extraordinary item                    (1,960,755)    (2,074,206)
                                                                             -----------     ----------

Discontinued operations
     Net loss from discontinued operations, net of tax (note 16)                 (55,454)    (3,623,567)
     Net loss on disposal of health plan, net of tax (note 16)                        --       (984,973)
                                                                             -----------     ----------

     Loss from discontinued operations                                           (55,454)    (4,608,540)

Extraordinary item - gain from forgiveness of debt, net of tax                   221,003             --
                                                                             -----------     ----------

         Net loss                                                            $(1,795,206)    (6,682,746)
                                                                             ===========     ==========


Earnings (loss) per common share - basic (notes 1, 8 and 17):
     Income (loss) from continuing operations                                $     (0.67)         (0.77)
     Loss from discontinued operations, net of tax                                 (0.02)         (1.34)
     Loss on disposal of health plan, net of tax                                      --          (0.37)
     Income from extraordinary item, net of tax                                     0.08             --
                                                                             -----------     ----------
         Net income (loss)                                                   $     (0.61)         (2.48)
                                                                             ===========     ==========

Earnings (loss) per common share - assuming dilution (notes 1, 8 and 17):
     Income (loss) from continuing operations                                $     (0.67)         (0.77)
     Loss from discontinued operations, net of tax                                 (0.02)         (1.34)
     Loss on disposal of health plan, net of tax                                      --          (0.37)
     Income from extraordinary item                                                 0.08             --
                                                                             -----------     ----------
         Net income (loss)                                                   $     (0.61)         (2.48)
                                                                             ===========     ==========

Basic weighted average common stock shares outstanding
 (notes 1, 8 and 17)                                                           2,918,751      2,696,529
                                                                             ===========     ==========

Weighted average diluted common stock shares outstanding
 (notes 1, 8 and 17)                                                           2,918,751      2,696,529
                                                                             ===========     ==========


See accompanying notes to financial statements.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                       Years Ended June 30, 1999 and 1998



                                                   Common Stock                    Additional         Retained
                                        --------------------------------            Paid-In           Earnings
                                           Shares                Amount             Capital           (Deficit)
                                        -----------------------------------------------------------------------
Balance, June 30, 1997                     2,918,751           $  8,756             9,715,071         1,577,417

     Net loss                                 --                     --                 --           (6,682,746)
                                        -----------------------------------------------------------------------

Balance, June 30, 1998                     2,918,751              8,756             9,715,071        (5,105,329)

     Net loss                                 --                     --                 --           (1,795,206)
                                        -----------------------------------------------------------------------

Balance, June 30, 1999                     2,918,751           $  8,756             9,715,071        (6,900,535)
                                        =======================================================================









See accompanying notes to financial statements.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                       Years Ended June 30, 1999 and 1998

                                                                        1999           1998
                                                                     -----------     ----------
Cash flows from operating activities:
     Net loss                                                        $(1,795,206)    (6,682,746)
     Loss from discontinued operations                                    55,454      4,608,540
     Extraordinary gain                                                 (221,003)            --
                                                                     -----------     ----------

         Loss from continuing operations                              (1,960,755)    (2,074,206)
                                                                     -----------     ----------

Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization                                       227,650        192,015
     Gain on sale of assets                                             (149,343)        42,973
     Changes in assets and liabilities:
         Accounts receivable                                            (192,927)       747,266
         Federal tax receivable                                        1,234,634     (1,234,634)
         Prepaid expenses and other                                       28,843         34,095
         Note receivable                                                (150,000)            --
         Other                                                            55,906        (97,907)
         Accounts payable                                               (294,548)       138,510
         Accrued expenses                                                (15,655)         9,864
         Income taxes payable                                                 --       (541,473)
         Deferred income taxes                                           (35,771)       (70,711)
                                                                     -----------     ----------

              Net change                                                 708,789       (780,002)
                                                                     -----------     ----------

              Net cash used in operating activities                   (1,251,966)    (2,854,208)
                                                                     -----------     ----------

Cash flows from investing activities:
     Purchase of property and equipment                                  (89,451)      (856,189)
     Payments (advances) for notes receivable - related party             55,265        (45,710)
     Proceeds from sale of assets                                        237,000          5,266
     Investment in discontinued operations                              (102,546)    (2,272,030)
                                                                     -----------     ----------

              Net cash provided by (used in) investing activities        100,268     (3,168,663)
                                                                     -----------     ----------

Cash flows from financing activities:
     Payments on debt                                                   (405,700)        (8,019)
                                                                     -----------     ----------

              Net cash used in financing activities                     (405,700)        (8,019)
                                                                     -----------     ----------

Net decrease in cash and cash equivalents                             (1,557,398)    (6,030,890)

Cash and cash equivalents at beginning of year                         2,431,387      8,462,277
                                                                     -----------     ----------

Cash and cash equivalents at end of year                             $   873,989      2,431,387
                                                                     ===========     ==========




See accompanying notes to financial statements.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

                          Notes to Financial Statements

                                  June 30, 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description

         Birman Managed Care, Inc. (the "Company" or "BMC") is a Delaware corporation originally incorporated in Tennessee in 1994 as BA Forum, Inc., which was changed to its current name in October 1995. The Company reincorporated in Delaware in September 1996. The Company completed its initial public offering of common shares in February 1997. The Company provides consulting services in the healthcare field through two wholly-owned subsidiaries, Birman & Associates, Inc., and Hughes & Associates, Inc. Through Birman & Associates, the Company assists hospitals and other health care providers in more accurately documenting the services rendered, obtaining appropriate reimbursement for services, and complying with applicable government rules, regulations, and statutes. Through Hughes & Associates, the Company provides utilization review services to self-insured employer groups and insurers. The operations of Hughes & Associates are reported as discontinued operations in 1999 (see note 16).

         In addition to its consulting services, the Company formed and operated a health maintenance organization ("HMO") in the state of Mississippi, Care3, Inc. ("Care3"), of which it owns 69% of the common stock and all of the preferred stock. The Company formed three wholly-owned subsidiaries to service the HMO, BMC Health Plans, Inc., MMMC, Inc., and TMMC, Inc. The Company's health plan operations were reported as discontinued operations in 1998 (see note 16).

         Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from its managed care operations and from restructuring the nature of its consulting services. Subsequent to June 30, 1998, the Company disposed of its managed care operations (see note 16). On June 30, 1998, management implemented a series of steps designed to reduce the Company's operating expenses. These steps included a reduction in employees, staff position consolidations, salary reductions for most employees ranging from 10% to 30% of salary, and other expense reduction initiatives. As part of the Company's continued restructuring, it sold the assets of Hughes and Associates, a wholly owned subsidiary. Management has implemented further staff reductions and will implement further reductions of its professional fees and other operating expenses. The aforementioned steps and the disposal of the Company's managed care operations were designed to eliminate many of the factors that caused losses during the years ended June 30, 1999 and 1998.

         Principles of Consolidation

         The accompanying financial statements include the accounts of Birman Managed Care, Inc. and its wholly-owned subsidiaries Birman Consulting Group, Inc. (formerly known as "Birman & Associates, Inc.,") and Hughes & Associates, Inc. (collectively, the "Company").

         As of June 30, 1998, the health plan operations are reported as discontinued operations for all periods presented. The balance sheets and the results of operations, cash flows and notes to the financial statements have been restated to conform to the discontinued operations presentation. The discontinued operations include Care3, Inc., a sixty-nine percent (69%) owned subsidiary of Birman Managed Care, Inc., and the operations of BMC Health Plans, Inc., TMMC Inc., and MMMC Inc., a ninety percent (90%) owned subsidiary of Birman Managed Care, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

         Unless otherwise noted all note disclosures herein represent activities and balances of continuing operations.

         Cash and Cash Equivalents

         Cash and cash equivalents include all highly liquid investments (demand deposits, certificates of deposit, money market funds, and other short-term investments) purchased with an initial maturity of three months or less.

         Accounts Receivable

         Accounts receivable represent amounts earned but not collected in connection with consulting services performed by the Company and are reflected at their net realizable value.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterment or renewals are capitalized when incurred. The estimated useful lives for asset classifications are as follows:

                       Computer equipment           3 years
                       Office equipment             5 years
                       Furniture and fixtures       7 years
                       Leasehold improvements      10 years, or life of lease, if shorter

         Goodwill

         Goodwill consists of the excess of the cost of acquiring the assets of Hughes & Associates, Inc. over the fair value of their net assets at the date of acquisition, June 14, 1996, and is being amortized on the straight-line method over ten (10) years. The carrying value of goodwill is periodically reviewed by the Company and impairments, if any, are recognized when expected future operating cash flows derived from goodwill are less than their carrying value. As a result of such review, the Company recognized an impairment loss during the year ended June 30, 1999 totaling $12,915 representing the carrying value of goodwill recorded for Hughes and Associates, Inc. Such impairment loss is included in the net loss from discontinued operations of the accompanying statement of operations for the year ended June 30, 1999.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

                    Notes to Financial Statements, Continued

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

         Income Taxes

         The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and the utilization of the net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense and benefits are allocated to continuing operations and discontinued operations in accordance with intra-period tax allocation provisions described in SFAS No. 109.

         Earnings Per Share

         Net earnings (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings per Share." Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) per common share by the weighted average number of common shares outstanding during the year which includes the dilutive effects of stock options and warrants and, if certain conditions are present, contingently issuable common stock. See note 8 for a reconciliation of basic and diluted earnings (loss) per share.

         Accounting Estimates

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

         Fair Value of Financial Instruments

         The carrying amounts of financial instruments including cash, accounts receivable, notes receivable and current maturities of notes payable and capital lease obligations, accounts payable, and accrued expenses approximate fair value due to their short maturity.

         New Accounting Pronouncements

         SFAS No. 129, "Disclosure of Information about Capital Structure" is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 had no material effect on the Company's financial statements as of and for the year ended June 30, 1999.

         SFAS No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

         SFAS No. 131, "Disclosure about Segments of the Enterprise and Related Information" is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.

         SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" is effective for financial statements beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company does not expect adoption of SFAS No. 132 to have a material effect, if any, on its financial position or results of operations.

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

2.       CONCENTRATION OF CREDIT RISK

         The Company maintains cash and cash equivalents at four financial institutions. Deposits not to exceed $100,000 at each financial institution are insured by the Federal Deposit Insurance Corporation. At June 30, 1999, the Company has uninsured cash and cash equivalents in the approximate amount of $874,000.

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

3.       PROPERTY AND EQUIPMENT

         At June 30, 1999 and 1998, property and equipment consist of the following:


                                                             1999          1998
                                                             ----          ----
                Computer and office equipment            $  377,866      493,046
                Furniture and fixtures                      429,284      509,283
                Leasehold improvements                      517,256      389,498
                                                         ----------    ---------
                                                          1,324,406    1,391,827

                Less accumulated depreciation              (467,688)    (287,717)
                                                         ----------    ---------
                                                         $  856,718    1,104,110
                                                         ==========    =========


         For the years ended June 30, 1999 and 1998, depreciation expense was $214,735 and $190,400 respectively.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

4.       NOTES PAYABLE

         At June 30, 1999 and 1998, notes payable consist of the following:



                                                                            1999           1998
                                                                            ----           ----

         Note payable to former shareholders of Canton Management
          Group, Inc. $200,000 due on January 17, 2000 and 2001,
          interest at 2%; unsecured  (see note 13)                       $   --          500,000

         Note payable to former shareholders of Canton Management
          Group, Inc. $100,000 due on January 17, 1999, interest at
          2%; guaranteed by Birman Managed Care, Inc. (see note 13)          --          100,000

         Note payable to Trinity Computer Services, Inc. due
          April 1999, non-interest bearing collateralized by
          computer software                                                  --            5,700
                                                                         ----------    ---------
                                                                             --          605,700
         Less current portion of notes payable                               --         (205,700)
                                                                         ----------    ---------
                                                                         $   --          400,000
                                                                         ==========    =========


         The Company has available a working capital line of a $1,500,000 (maximum principal) credit facility with American National Bank and Trust Company of Chicago which as of the date hereof has not been drawn against. The facility has a maturity date of October 31, 1999. The credit facility is secured by a pledge of the Company's Quality Management Program and utilization review accounts receivable. These accounts receivable are obligations of the hospital clients of Birman Consulting Group, Inc. and are not Medicare or Medicaid receivable accounts.

5.       COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The Company is currently leasing vehicles and office space under various non-cancelable operating lease agreements, expiring in December 2007. The terms of the lease agreements provide for monthly payments ranging from $1,047 to $18,333. At June 30, 1999, a schedule of future minimum lease payments due under the non-cancelable operating lease agreements is as follows:


                             June 30,
                             --------
                              2000                             $    196,238
                              2001                                  180,000
                              2002                                  180,000
                              2003                                  192,400
                              2004                                  204,960
                           Subsequent                               852,468
                                                               ------------
                                                               $  1,806,066
                                                               ============


                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

5.       COMMITMENTS AND CONTINGENCIES, (Continued)

         Rent and lease expense under the foregoing operating lease agreements for the year ended June 30, 1999 and 1998 was $210,533 and $140,830, respectively.

         The Company has leased excess facility space under a sublease agreement expiring May 2001. The lease provides for annual rental income of $103,041. The sublease is renewable for three successive one-year terms.

         Employment Contracts

         The Company has entered into employment contracts with certain key employees, which provide for minimum annual salary, adjusted for cost-of-living changes, and incentives based on the Company's attainment of specified levels of sales and earnings. At June 30, 1999, the total commitment through June 30, 2002, excluding incentives, was approximately $1,000,000.

         Other Commitments

         Effective September 1, 1996, the Company entered into a consulting agreement with a former officer and director. Under the terms of the agreement, the Company will pay a fee of $120,000 per annum, payable in equal monthly installments. The contract is renewable annually for up to five consecutive years.

         Effective April 15, 1999, the Company entered into a consulting agreement with a member of the board of directors. Under the terms of the agreement, the Company will pay a monthly fee of $12,000, in addition to stock options which will vest at various times over the agreement period. Subsequent to June 30, 1999, this agreement was terminated.

         The Company has entered into other consulting agreements which expire or were terminated subsequent to year end. Future fees under these contracts amount to $30,000.

         Legal Proceedings

         In April 1998, the Company supplied certain documents to the United States Department of Justice ("DOJ") concerning its business pursuant to an administrative subpoena (the "Subpoena"), served on February 24, 1998 under the Health Insurance Portability and Accountability Act of 1996. Since April 1998, the Company has not been requested to provide any further documents or information to the DOJ related to the subpoena.

         The Company is involved in a legal proceeding involving a former employee. While the ultimate resolution of such dispute cannot be determined or predicted, Company management believes that the ultimate resolution will not have a significant impact on the Company's results of operations or its financial position.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

6.    INCOME TAXES AND DEFERRED INCOME TAXES

      The provision for income tax expense (benefit) from continuing operations is comprised of the following for the years ended June 30, 1999 and 1998.

                               1999          1998
                            ---------      --------
         Current taxes:
            Federal         $      --      (775,912)
            State                  --        53,040
                            ---------      --------
                                   --      (722,872)
         Deferred taxes            --       (70,812)
                            ---------      --------
                                   --      (793,684)
                            =========      ========


      The following table details the comprehensive provision (benefit) for income taxes for the years ended June 30, 1999 and 1998.

                                                              1999           1998
                                                            --------     ----------
         Income taxes provision (benefit) allocated to:

                  Continuing operations                     $     --       (793,684)
                  Discontinued operations                         --       (320,223)
                                                            --------     ----------

                           Total income taxes               $     --     (1,113,907)
                                                            ========     ==========


         The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate used for continuing operations for the years ended June 30, 1999 and 1998.

                                                               1999                         1998
                                                     ----------------------      -------------------------
                                                       AMOUNT       PERCENT        AMOUNT         PERCENT
                                                     ---------     --------      ---------       ---------
         Provision (benefit) for income taxes
            at statutory federal rate                $(666,657)        34.0 %     (975,083)           34.0 %
         Valuation allowance                           716,894        (36.6)%      126,692            (4.4)%
         Non-deductible expenses                        32,115         (1.6)%        9,278            (0.3)%
         State income tax, net of federal income
           tax benefit                                 (82,352)         4.2 %       44,122            (1.5)%
         Other                                              --           --          1,307              --
                                                     ---------     --------      ---------       ---------

         Provision (benefit) for income taxes
           and effective rate                               --           --       (793,684)           27.7 %
                                                     =========     ========      =========       =========


                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

6.    INCOME TAXES AND DEFERRED INCOME TAXES, (CONTINUED)

      Temporary differences and carryforwards which give rise to deferred taxes from continuing operations are as follows:

                                                          1999          1998
                                                       ---------      --------
         Deferred tax asset - Current:
            Allowance for doubtful accounts            $  47,625        49,348
            Adjustment due to the change from the
              cash method of reporting income for
              income taxes to the accrual method              --       (22,529)
                                                       ---------      --------
                                                       $  47,625        26,819
                                                       =========      ========


         Deferred tax liability - Long-term:
            Depreciation                               $  19,118        65,908
            Adjustment due to the change from the
              cash method of reporting income for
              income to the accrual method
            State net operating loss carryforwards      (257,090)     (146,384)
            ATM credit carryforward                      (31,825)      (31,825)
                                                       ---------      --------
                                                        (269,797)     (112,301)
         Valuation allowance                             288,915       146,384
                                                       ---------      --------
                                                       $  19,118        34,083
                                                       =========      ========



      A valuation allowance was recorded against the deferred tax asset related to federal and state net operating loss carryforwards created in the current year. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. State net operating loss carryforwards will begin expiring June 30, 2013.

7.    STATEMENT OF CASH FLOWS

      For the year ended June 30, 1999, the Company made payments for interest in the amount of $15,463. The Company received an income tax refund in the amount of $1,234,634.

      For the year ended June 30, 1998, the Company made payments for interest and taxes in the amounts of $19,590 and $745,441, respectively.

      For the years ended June 30, 1999 and 1998, there were no non-cash activities.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

8.    EARNINGS PER SHARE

      The following table reconciles weighted average shares used in the earnings per share calculation for fiscal years 1999 and 1998 for income from continuing operations:

                                                          Income (Loss)      Shares
                                                           (Numerator)    (Denominator)
                                                          ------------    -------------

         JUNE 30, 1999
         -------------
         BASIC EPS - Income (loss) from continuing
           operations available to Common Stockholders     $(1,960,755)     2,918,751

         Effect of Dilutive Securities                              --             --
                                                           -----------      ---------

         DILUTED EPS - Income (loss) from continuing
           operations available to Common Stockholders     $(1,960,755)     2,918,751
                                                           ===========      =========

         JUNE 30, 1998
         -------------
         BASIC EPS - Income (loss) from continuing
           operations available to Common Stockholders     $(2,074,206)     2,696,529

         Effect of Dilutive Securities                              --             --
                                                           -----------      ---------

         DILUTED EPS - Income (loss) from continuing
           operations available to Common Stockholders     $(2,074,206)     2,696,529
                                                           ===========      =========



      Options and warrants to purchase 219,350 and 345,931 shares of common stock were outstanding as of June 30, 1999 and 1998 but were not included in the computation of diluted earnings per share because they were anti-dilutive and because the exercise price was greater than the average market price of the common shares.

9.    STOCKHOLDERS' EQUITY

      On September 9, 1996, the Company was reincorporated in Delaware by means of a merger in which shareholders received 72.939 shares of common stock for each 100 shares of common stock then outstanding. The accompanying financial statements give retroactive effect to the aforementioned reincorporation.

      During February 1997, the Company completed an initial public offering in which it issued 2,000,000 shares of its common stock at a price of $5.00 per share. The shares were sold under its registration statement dated February 12, 1997. The net proceeds of $7,548,697 received by the Company were net of offering expenses of $2,451,303.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

10.   STOCK OPTION PLANS

      On October 31, 1995, the Company approved the 1995 Employee Stock Option Plan (the"Plan"). The aggregate number of shares of common stock that may be issued pursuant to the Plan will not exceed 486,260 shares. Pursuant to the Plan, the Company has issued stock options to various key employees. All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. Options granted under the Plan have an expiration date of no later than ten years following the date of grant and generally have vesting periods of three or four years.

      On September 9, 1996, the Company adopted the 1996 Non-Employee Directors Non-Qualified Stock Option Plan (the "1996 Directors' Plan"). A total of 33,333 shares of common stock are reserved for issuance under the 1996 Directors' Plan. Under this plan, upon initial election to the Board of Directors, all non-employee directors are awarded options to purchase 2,000 shares of common stock. Upon each subsequent election to the Board of Directors, all non-employee directors receive option awards to purchase 1,000 shares of common stock. These options, which have an exercise price equal to the fair market value of the shares of common stock as of the date of grant, vest at the rate of 33.33% per year. All options awarded under the 1996 Directors' Plan expire on the first to occur of (i) 10 years after the date of grant or (ii) 90 days after the date the director is no longer serving in such capacity for reasons other than death or disability.

      A summary of the status of the Company's two fixed stock option plans for fiscal 1999 and changes during the year are presented below:

                                                   Weighted
                                                    Average
                                        Number      Exercise
                                      of Shares      Price
                                      --------     ---------
         Balance at June 30, 1998      345,931      $ 8.91
           Options granted              21,386        7.99
           Options forfeited          (147,967)      11.23
                                      --------

         Balance at June 30, 1999      219,350      $ 7.19
                                      ========


      Information relating to options at June 30, 1999 summarized by exercise price is as follows:

             Range of                      Weighted Average      Vested      Weighted Average
             Exercise         Options         Remaining          Options         Exercise
              Prices        Outstanding    Contractual Life    Outstanding         Price
         --------------------------------------------------------------------------------------

         $ 4.11 -  6.00       154,350           7.81             154,350        $  4.27
          12.00 - 15.00        61,000           9.35              47,444          13.62
         $21.00 - 21.75         4,000           9.08               2,000          21.38
                              -----------------------------------------------------------------

                              219,350           8.26             203,794        $  7.19
                              =================================================================


                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

10.   STOCK OPTION PLANS, (CONTINUED)

      In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the year ended June 30, 1999. As of June 30, 1999, none of these options have been exercised and 203,794 were exercisable.

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

      If compensation cost for stock-based compensation had been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and earnings
      (loss) per share for the year ended June 30, 1999, would have been reduced to the pro-forma amounts presented below:

         Net income (loss):
            As reported                                       $   1,795,206
            Pro-forma                                             2,480,016

         Net income (loss) per Common Share - Basic:
            As reported                                       $       (0.61)
            Pro-forma                                                 (0.85)

         Net income (loss) per share - assuming dilution:
            As reported                                       $       (0.61)
            Pro-forma                                                 (0.85)

      The fair value of each option grant is estimated as of the date of grant utilizing the Black-Scholes option- pricing model with the following weighted average assumptions applied to options granted:

         Expected dividend yield                                        0.0%
         Expected volatility                                          103.0%
         Risk-free interest rate                                        5.2%
         Expected life of options (years)                               8

      The weighted average fair value at date of grant for options granted during 1999 approximated $7.25.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

11.   STOCK WARRANTS

      As of June 30, 1999 and 1998, the Company had outstanding warrants to purchase 7,112 shares of common stock at $4.11 per share. These warrants were issued in July 1995 at the fair value at that date to certain consultants of the Company. The warrants became exercisable in January 1997 and expire at various dates through December 2001.

      The Company has issued to Royce Investment Group, Inc., as representative of the several underwriters of the Company's initial public offering of common stock, warrants (the "Representative's Warrants") to purchase 66,667 shares of common stock at a purchase price of $22.50 per share, which is 150% of the offering price of the common stock in the Company's initial public offering. The holders of the Representative's Warrants will have the right to require the Company to register the Representative's Warrants under the Securities Act. The Representative's Warrants became exercisable on February 18, 1998 and are exercisable until February 12, 2001.

12.   EMPLOYEE BENEFIT PLAN

      Effective January 1, 1994, the Company implemented a profit sharing plan covering virtually all employees meeting certain eligibility requirements. The plan is designed as a 401(k) profit sharing plan. Employees are permitted to make voluntary contributions to the plan, for which the Company is required to make a matching contribution up to certain limitations. For the years ended June 30, 1999 and 1998, the Company made contributions in the amount of $17,533 and $32,245, respectively, to the plan.

13.   ACQUISITION

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

      On July 31, 1998, the Company's Board of Directors approved a plan to discontinue the health plan operations of the Company (see note 16).

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

14.   INITIAL PUBLIC OFFERING AND ESCROWED SHARES

      The Company successfully completed its initial public offering ("IPO") of 2,000,000 shares of its common stock, par value $.001 per share, at a price of $5.00 per share sold under its registration statement and prospectus dated February 12, 1997. The offering closed on February 19, 1997, and net proceeds of approximately $7,549,000 were received by the Company.

      In connection with the IPO, Dr. Birman, the Company's principal stockholder, agreed to place 1,000,000 shares of common stock in escrow. These shares will not be assignable or transferable (but may be voted) until such time as they are released from escrow. The release from escrow is based upon the Company meeting certain annual earnings levels over the next three years. At June 30, 1999, the remaining shares were forfeited and contributed to the Company's capital.

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

15.   SIGNIFICANT CUSTOMER

      Approximately 14% in 1999 and 20% in 1998 of the Company's revenue, was from hospital-clients owned or managed by a national hospital management company, which the Company had engagements with during the past five years. In addition, approximately 23% of the Company's revenue for fiscal 1999 was from hospital-clients owned by a large Ohio based hospital system.

16.   DISCONTINUED OPERATIONS

      On July 31, 1998, the Company's Board of Directors approved a plan to discontinue the health plan operations of the Company. The company determined that it would provide no additional capital to Care3, the HMO licensed in Mississippi, of which it owned 69% of the common stock and 100% of the preferred stock. Factors which were taken into account in making this decision include the estimated future capital requirements of Care3, the operating results and claims experience of Care3, and the Company's current cash reserves. The Company was advised that the other shareholders of Care3 had also elected to provide no additional capital to Care3. As a consequence, Care3 was not able to maintain the required minimum net equity of $750,000 as set by state regulations.

      On August 6, 1998, the Board of Directors of Care3 consented to place the HMO under administrative supervision of the Mississippi Insurance Commissioner ("the Commissioner"). On August 7, 1998 (disposal date), Care3 was placed into statutory rehabilitation in response to a petition by the Commissioner. Neither Care3 nor the Company opposed the petition and both have and expect to continue to cooperate fully with the Commissioner and the appointed rehabilitator. Care3 is currently under the control of the Commissioner and is winding down operations. The Company believes that Care3's reserves were adequate to pay all claims of its members and is aware of no grounds on which a claim against the Company regarding Care3 could be based. There can be no assurance of this until all claims and costs of rehabilitation are presented.

                   BIRMAN MANAGED CARE, INC. AND SUBSIDIARIES

16.   DISCONTINUED OPERATIONS - CONTINUED

      All assets (liabilities) of the health plan operations are as follows:

                                                                         JUNE 30, 1998
                                                                         -------------
         Current assets                                                   $ 1,540,898
         Property and equipment, net                                           54,482
         Income taxes receivable                                              320,223
         Restricted cash deposit                                              500,000
         Other assets                                                         127,698
         Current liabilities                                               (1,434,379)
         Estimated losses through disposal date and costs to
           dispose of health plan                                          (1,211,468)
                                                                          -----------
                  Net assets (liabilities) of discontinued operations     $  (102,546)
                                                                          ===========


      As of June 30, 1999, there were no net assets of the health plan operations.

      SALE OF UTILIZATION REVIEW SERVICES

      On March 16, 1999 (measurement date), the Company voted to sell substantially all of the assets and operations of Hughes & Associates, Inc., the Company's utilization review service, to HAA Acquisition Corporation (Purchaser). The sale was closed on April 30, 1999 (disposal date), and resulted in a gain on disposal of approximately $74,343. The net loss of the disposed segment from the measurement date to the disposal date was estimated at $37,000 and was reimbursed by the Purchaser. The loss from discontinued operations from Hughes & Associates is net of taxes of $0. Revenues from Hughes & Associates during the year ended June 30, 1999 were $831,666. As substantially all assets and liabilities were sold, the Company has not accrued any loss reserves and is aware of no grounds on which claims against the Company can be based. In accordance with APB 30, certain prior year numbers have been restated to disclose the prior year results of Hughes & Associates' operations as a separate component of income before extraordinary items.

      In exchange for the assets and operations of Hughes & Associates, the Company received $387,000, of which $237,000 was in cash and $150,000 is outstanding under a note receivable. Beginning July 1, 1999, the Company will receive monthly payments of $3,627, which includes interest of 7.5%. The note matures in June 2003 and is secured by assets of HAA Acquisition Corporation. Following is a breakdown of the current and long-term portions of the note receivable as of June 30, 1999:

         Current portion                                                  $ 37,500
         Long-term portion                                                 112,500
                                                                          --------

         Note receivable                                                  $150,000
                                                                          ========


17.   SUBSEQUENT EVENT

      Subsequent to the end of fiscal 1999, the Company's Board of Directors authorized and executed a reverse 1:3 common stock split. In accordance with SFAS No. 128, the Company's outstanding common stock shares and related disclosures, including those regarding options and warrants, have been restated for years ended June 30, 1999 and 1998 to account for the stock split. The effect of the restatement is to decrease shares issued and outstanding from 8,756,254 to 2,918,751 and to increase net loss per share from $(0.21) per share to $(0.61) per share for the year ended June 30, 1999. For the year ended June 30, 1998, weighted average common stock shares outstanding decreased from 8,089,588 to 2,696,529 and net loss per share increased from $(0.83) per share to $(2.48).