Form 10QSB
period 1999-09-30
BIRMAN MANAGED CARE INC
filed 1999-11-15
CIK 1009822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________ to ______________

                       Commission file number 333 - 11957

                            BIRMAN MANAGED CARE, INC.
                 (Name of small business issuer in its charter)

             Delaware                                62-1584092
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


                             1025 Highway 111 South
                           Cookeville, Tennessee 38501
                    (Address of principal executive offices)

                   (931) 372-7800; (931) 372-7823 (Facsimile)
                (Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,696,566

                            BIRMAN MANAGED CARE, INC.
                                   FORM 10QSB
                                      INDEX

Part I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.    OTHER INFORMATION

    Item 1. Legal Proceedings
    Item 2. Changes in Securities
    Item 5. Other Information
    Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

    EX-27.1 Financial Data Schedule, Quarter Ended September 30, 1999
    EX-27.2 Financial Data Schedule, Quarter Ended September 30, 1998 - restated

Item 1. Financial Statements

                            Birman Managed Care, Inc.
                      Condensed Consolidated Balance Sheets

                                                                           (Unaudited)       (Audited)
                                                                           September 30,      June 30,
                                                                              1999             1999
                                                                           -----------      -----------
                                         Assets
Current assets:
     Cash and cash equivalents                                             $   604,333      $   873,989
     Accounts receivable, net of an allowance for doubtful of $125,000         717,277          998,687
     Prepaid expenses and other                                                 62,277            9,673
     Current portion of notes receivable                                        37,500           37,500
     Deferred tax assets                                                        47,625           47,625
                                                                           -----------      -----------
         Total current assets                                                1,469,012        1,967,474
                                                                           -----------      -----------
Notes receivable                                                               107,105          112,500
Property and equipment, net of accumulated depreciation                        816,512          856,718
Other assets                                                                    59,333           70,376
                                                                           -----------      -----------
         Total assets                                                      $ 2,451,962      $ 3,007,068
                                                                           ===========      ===========

                           Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                      $    47,880           38,708
     Accrued expenses                                                           77,519          125,950
                                                                           -----------      -----------
         Total current liabilities                                             125,399          164,658
                                                                           -----------      -----------
Deferred income taxes payable                                                   19,118           19,118
                                                                           -----------      -----------
         Total liabilities                                                     144,517          183,776
                                                                           -----------      -----------
Stockholders' Equity:
     Common stock, $.001 par value, 15,000,000 shares authorized,
          2,846,401 issued and outstanding                                       8,756            8,756
     Additional paid-in capital                                              9,715,071        9,715,071
     Retained deficit                                                       (7,416,382)      (6,900,535)
                                                                           -----------      -----------
         Total stockholders' equity                                          2,307,445        2,823,292
                                                                           -----------      -----------
         Total liabilities and stockholders' equity                        $ 2,451,962      $ 3,007,068
                                                                           ===========      ===========

See accompanying notes to financial statements.

                            Birman Managed Care, Inc.
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                   Three months Ended September 30,
                                                                                   --------------------------------
                                                                                         1999               1998
                                                                                     -----------        -----------
Consulting Revenues                                                                  $   886,428        $ 1,977,467
Cost of revenues                                                                         495,688          1,020,179
                                                                                     -----------        -----------
Gross profit                                                                             390,740            957,288
General and administrative expenses                                                      943,995          1,425,160
                                                                                     -----------        -----------
     Loss from continued operations                                                     (553,255)          (467,872)
                                                                                     -----------        -----------
Other income (expenses):
     Interest and other income                                                             8,088             27,238
     Interest expense                                                                       (282)            (4,407)
     Other income                                                                         29,602                 --
                                                                                     -----------        -----------
                                                                                          37,408             22,831
                                                                                     -----------        -----------
Loss from operations before provision for income taxes                                  (515,847)          (445,041)
Provision for income taxes                                                                    --             (4,392)
                                                                                     -----------        -----------
Net loss                                                                             $  (515,847)       $  (449,433)
                                                                                     ===========        ===========
Loss per common share - basic:
     Net loss                                                                        $     (0.19)       $     (0.17)
                                                                                     ===========        ===========
Loss per common share - assuming dilution:
     Net loss                                                                        $     (0.19)       $     (0.17)
                                                                                     ===========        ===========
Basic weighted average common stock shares outstanding, adjusted for reverse
stock split in 1999                                                                    2,696,566          2,696,529
                                                                                     ===========        ===========
Weighted average diluted common stock shares outstanding, adjusted for reverse
stock split in 1999                                                                    2,696,566          2,696,529
                                                                                     ===========        ===========


See accompanying notes to financial statements.

                            Birman Managed Care, Inc.
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                Additional                      Total
                                      Common          Stock      Paid-in       Retained      Stockholders'
                                       Shares        Amount      Capital        Deficit         Equity
                                      ---------      ------     ---------     ----------       ---------
Balance as of June 30, 1999           2,918,751      $8,756     9,715,071     (6,900,535)      2,823,292
     Net loss                          (222,185)         --            --       (515,847)       (738,032)
                                      ---------      ------     ---------     ----------       ---------
Balance as of September 30, 1999      2,696,566      $8,756     9,715,071     (7,416,382)      2,085,260
                                      =========      ======     =========     ==========       =========






See accompanying notes to financial statements.

                            Birman Managed Care, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Three months Ended
                                                                                      September 30,
                                                                               --------------------------
                                                                                 1999             1998
                                                                               ---------      -----------
Cash flows from operating activities:
Net loss                                                                       $(515,847)     $  (449,433)
Adjustments to reconcile net loss to net cash used by operating activities
     Depreciation and amortization                                                44,911           60,868
     Accounts receivable                                                         281,410         (126,549)
     Income taxes receivable                                                          --          206,249
     Prepaid expenses and other                                                  (52,604)         (22,093)
     Other assets                                                                 11,043           17,502
     Accounts payable                                                              9,172         (103,111)
     Accrued expenses                                                            (48,431)         (63,201)
                                                                               ---------      -----------
                                                                                 245,501          (30,335)
                                                                               ---------      -----------
         Net cash used by operating activities                                  (270,346)        (479,768)
                                                                               ---------      -----------
Cash flows from investing activities:
     Purchase of property and equipment                                           (4,705)         (76,625)
     Advances from note receivable - related party                                 5,395            8,313
     Investment in discontinued operations                                            --         (171,318)
                                                                               ---------      -----------
         Net cash provided (used) by investing activities                            690         (239,630)
                                                                               ---------      -----------
Cash flows from financing activities:
     Payments on debt                                                                 --           (1,900)
         Net cash used by financing activities                                        --           (1,900)
                                                                               ---------      -----------
Net decrease in cash and cash equivalents                                       (269,656)        (721,298)

Cash and cash equivalents, beginning of period                                   873,989        2,431,387
                                                                               ---------      -----------
Cash and cash equivalents, end of period                                       $ 604,333      $ 1,710,089
                                                                               =========      ===========

See accompanying notes to financial statements.

                            Birman Managed Care, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description

     Birman Managed Care, Inc. (the "Company" or "BMC") is a Delaware corporation originally incorporated in Tennessee in 1994 as BA Forum, Inc., which was changed to its current name in October 1995. The Company reincorporated in Delaware in September 1996. The Company completed its initial public offering of common shares in February 1997. The Company provides consulting services in the healthcare field through its wholly-owned subsidiaries, Birman Consulting Group, Inc. ("BCG"). Through BCG, the Company assists hospitals and other health care providers in more accurately documenting the services rendered, obtaining appropriate reimbursement for services, and complying with applicable government rules, regulations, and statutes.

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

     Principles of Consolidation

     The accompanying financial statements include the accounts of Birman Managed Care, Inc. and its wholly-owned subsidiary Birman Consulting Group, Inc. ( formerly known as "Birman & Associates, Inc.,").

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

                                   (Unaudited)

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

2.   CONCENTRATION OF CREDIT RISK

     The Company maintains cash and cash equivalents at four financial institutions. Deposits not to exceed $100,000 at each financial institution are insured by the Federal Deposit Insurance Corporation. At June 30, 1999, the Company has uninsured cash and cash equivalents in the approximate amount of $604,000.

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

3.   NOTES PAYABLE

     The Company is currently in negotiations with local financial institutions to obtain a working capital line of credit facility. Management expects the credit facility to be secured by a pledge of the Company's Quality Management Program and utilization review accounts receivable. These accounts receivable are obligations of the hospital clients of Birman Consulting Group, Inc. and are not Medicare or Medicaid receivable accounts.

                                   (Unaudited)

4.   COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company is currently leasing vehicles and office space under various non-cancelable operating lease agreements, expiring in December 2007. The terms of the lease agreements provide for monthly payments ranging from $1,047 to $18,333. At September 30, 1999, a schedule of future minimum lease payments due under the non-cancelable operating lease agreements is as follows:

                           September 30,
                           -------------
                              2000                   $  196,238
                              2001                      180,000
                              2002                      180,000
                              2003                      192,400
                              2004                      204,960
                              Subsequent                852,468
                                                     ----------
                                                     $1,806,066
                                                     ==========

     The Company has leased excess facility space under a sublease agreement expiring May 2001. The lease provides for annual rental income of $103,041. The sublease is renewable for three successive one-year terms.

     Employment Contracts

     The Company has entered into employment contracts with certain key employees, which provide for minimum annual salary, adjusted for cost-of-living changes, and incentives based on the Company's attainment of specified levels of sales and earnings. At September 30, 1999, the total commitment through June 30, 2002, excluding incentives, was approximately $1,000,000.

     Other Commitments

     Effective September 1, 1996, the Company entered into a consulting agreement with a director. Under the terms of the agreement, the Company will pay a fee of $120,000 per annum, payable in equal monthly installments. The contract is renewable annually for up to five consecutive years.

     Effective April 15, 1999, the Company entered into a consulting agreement with a former member of the board of directors. Under the terms of the agreement, the Company will pay a monthly fee of $12,000, in addition to stock options which will vest at various times over the agreement period. Subsequent to June 30, 1999, this agreement was terminated.

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

                                   (Unaudited)

5.   INCOME TAXES AND DEFERRED INCOME TAXES

     A valuation allowance was recorded against the deferred tax asset related to federal and state net operating loss carryforwards created in the current year. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. State net operating loss carryforwards will begin expiring June 30, 2013.

6.   EARNINGS PER SHARE

     The following table reconciles weighted average shares used in the earnings per share calculation for fiscal years 1999 and 1998 for income from continuing operations:

                                                         Income (Loss)          Shares
                                                          (Numerator)       (Denominator)
                                                          -----------       -------------
     September 30, 1999
     ------------------

     BASIC EPS - Income (loss) from continuing
       operations available to Common Stockholders         $(515,847)         2,696,566

     Effect of Dilutive Securities                                --                 --
                                                           ---------          ---------

     DILUTED EPS - Income (loss) from continuing
       operations available to Common Stockholders         $(515,847)         2,696,566
                                                           =========          =========
     September 30, 1998
     ------------------

     BASIC EPS - Income (loss) from continuing
       operations available to Common Stockholders         $(449,433)         2,696,529

     Effect of Dilutive Securities                                --                 --
                                                           ---------          ---------
     DILUTED EPS - Income (loss) from continuing
       operations available to Common Stockholders         $(449,433)         2,696,529
                                                           =========          =========


     Options and warrants to purchase 219,350 and 345,931 shares of common stock were outstanding as of September 30, 1999 and 1998 but were not included in the computation of diluted earnings per share because they were anti-dilutive and because the exercise price was greater than the average market price of the common shares.

7.   STOCKHOLDERS' EQUITY

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

                                   (Unaudited)

8.   STOCK OPTION PLANS

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

     Information relating to options at September 30, 1999 summarized by exercise price is as follows:

                                              Weighted
                                              Average                     Weighted
        Range of                             Remaining      Vested         Average
        Exercise             Options        Contractual    Options         Exercise
         Prices            Outstanding         Life      Outstanding        Price
     --------------------------------------------------------------------------------
     $  4.11 -  6.00         154,350            7.81      154,350         $    4.27
       12.00 - 15.00          61,000            9.35       47,444             13.62
     $ 21.00 - 21.75           4,000            9.08        2,000             21.38
     ---------------------------------------------------------------------------
                             219,350            8.26      203,794         $    7.19
     ===========================================================================

     In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the three months ended September 30, 1999 and 1998. As of September 30, 1999, none of these options have been exercised and 203,794 were exercisable.

9.   STOCK WARRANTS

     As of September 30, 1999 and 1998, the Company had outstanding warrants to purchase 7,112 shares of common stock at $4.11 per share. These warrants were issued in July 1995 at the fair value at that date to certain consultants of the Company. The warrants became exercisable in January 1997 and expire at various dates through December 2001.

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

10.  EMPLOYEE BENEFIT PLAN

     Effective January 1, 1994, the Company implemented a profit sharing plan covering virtually all employees meeting certain eligibility requirements. The plan is designed as a 401(k) profit sharing plan. Employees are permitted to make voluntary contributions to the plan, for which the Company is required to make a matching contribution up to certain limitations.

                                   (Unaudited)

11.      INITIAL PUBLIC OFFERING AND ESCROWED SHARES

         The Company successfully completed its initial public offering ("IPO") of 2,000,000 shares of its common stock, par value $.001 per share, at a price of $5.00 per share sold under its registration statement and prospectus dated February 12, 1997. The offering closed on February 19, 1997, and net proceeds of approximately $7,549,000 were received by the Company.

12.      SIGNIFICANT CUSTOMER

         Approximately 14% in 1999 and 20% in 1998 of the Company's revenue, was from hospital-clients owned or managed by a national hospital management company, which the Company had engagements with during the past five years. In addition, approximately 11% of the Company's revenue for the First Quarter of Fiscal 2000 was from hospital-clients owned by a large Texas based hospital system.

13.      STOCK SPLIT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

The following table represents results from operations and sets forth percentage of revenue represented by certain items reflected in the Company's consolidated statements of operations for the periods indicated.

                                                                            Three months Ended September 30,
                                                                ----------------------------------------------------
                                                                    1999                        1998
                                                                -----------                  -----------
     Consulting Revenues                                        $   886,428       100.0%     $ 1,977,467       100.0%
     Cost of revenues                                               495,688        55.9%       1,020,179        51.6%
                                                                -----------     -------      -----------     -------
     Gross profit                                                   390,740        44.1%         957,288        48.4%
     General and administrative expenses                            943,995       106.5%       1,425,160        72.1%
                                                                -----------     -------      -----------     -------
              Loss from continued operations                       (553,255)      (62.4)%       (467,872)      (23.7)%
                                                                -----------     -------      -----------     -------
     Other income (expenses):
              Interest and other income                               8,088         0.9%          27,238         1.4%
              Interest expense                                         (282)        0.0%          (4,407)       (0.2)%
              Other income                                           29,602         3.3%              --          --
                                                                -----------     -------      -----------     -------
                                                                     37,408         4.2%          22,831         1.2%
                                                                -----------     -------      -----------     -------
     Loss from operations before provision for income taxes        (515,847)      (58.2)%       (445,041)      (22.5)%
     Provision for income taxes                                          --         0.0%          (4,392)       (0.2)%
                                                                -----------     -------      -----------     -------
     Net loss                                                   $  (515,847)      (58.2)%    $  (449,433)      (22.7)%
                                                                ===========     =======      ===========     =======

FORWARD LOOKING STATEMENTS:

Certain statements contained in this section of the report, including those under "Outlook" and "Financial Conditions" are "forward-looking". While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions specific to its industry, and future trends and results cannot be predicted with certainty.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. The consolidated financial statements present the continuing operations of Birman Managed Care, Inc. and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998:

Revenue:
General

For the quarter ended September 30, 1999 ("First Quarter of Fiscal 2000"), consolidated revenue decreased by 55% to approximately $886,000, from approximately $1,977,000 in the quarter ended September 30, 1998 ("First Quarter of Fiscal 1999").

QUALITY MANAGEMENT PROGRAM (QMP)

The Quality Management Program (QMP) experienced a 55% decrease in revenue to approximately $886,000 for First Quarter of Fiscal 2000, from approximately $1,977,000 in First Quarter of Fiscal 1999. The revenue decrease was from lost business not replaced with new accounts. The Company experienced a delay in closing new business accounts during First Quarter of Fiscal 1999 due to the hostile business climate created by the federal government's increased scrutiny of health care providers, resistance from potential clients to the level of fees charged by the Company and the need to adapt the Company's marketing strategy to that environment.

Period to period changes in QMP business is measured in discharge volume and by "per discharge" revenue. The Company experienced a slight decline in "per discharge" revenue recognized from its consulting services to approximately $143 per discharge in First Quarter of Fiscal 2000 as compared to $145 per discharge in First Quarter of Fiscal 1999. As long as the Company's compensation was based entirely upon results, the Company's fees had not been a material impediment to closing new consulting agreements. With the practical need to convert to fixed fee arrangements, the cost of the Company's services became an issue as many hospitals viewed the Company as competitive with lower cost "coding companies." The need to distinguish the Company's physician-to-physician services from those non-medical clerically-oriented companies required substantially more effort and time. The Company also was required to re-orient its marketing personnel to stress the regulatory compliance value of the QMP, a feature not generally found with lower-cost services.

Throughout the year, the impact of heightened government regulatory enforcement against the health care industry in general created a climate of hesitation among the Company's potential hospital clients. As a consequence, the Company only started twelve new hospital accounts during First Quarter of Fiscal 1999.

Outlook: The Company believes that the hostile government regulatory climate which has impeded the Company's efforts to obtain new hospital client engagements has subsided somewhat but has been replaced by substantial pressure on the Company's fees. The Company believes it cannot charge rates for its services any lower than now charged but remains at a competitive disadvantage against less-sophisticated "coding companies" which cannot offer the regulatory compliance services or physician-to-physician credibility provided by the Company's staff. The Company firmly believes that its services result in greater net benefit to a hospital than those provided by the coding companies, but this analysis is often lacking among hospital administrators who focus primarily on cost as opposed to net result. With hospitals whose administrators focus on cost and principal criterion for analyzing consultants, the Company generally does not obtain an engagement. With hospitals whose administrators focus on the net benefit to the hospital, the Company generally obtains the engagement. The Company will continue to differentiate itself from these non-medical clerical services against which the Company is forced by the market to compete. Although this continues adversely to affect the Company's revenues, the Company believes that for the long term, its substantial investment in physicians and in regulatory research, updating and communication will provide a substantial competitive advantage. In addition, the Company continues to develop new consulting products geared to the different aspects of the health care industry. The Company believes that it will be successful at closing additional new contracts during First Quarter of Fiscal 1999 - 2000 due to the development of a more tactically refined sales process. Per discharge revenue is expected to remain stable during First Quarter of Fiscal 2000.

SIGNIFICANT CUSTOMERS - Q M P

The Company has provided services to a number of hospitals operated by Quorum Health Resources, Inc. ("Quorum") since 1991. Services provided to hospitals operated by Quorum generated approximately 22% and 20% respectively, of the Company's revenue in both fiscal 1998 and 1999. Over the past five years, the Company has provided its Quality Management Program at 38 Quorum-operated facilities. Currently, the Company is providing Quality Management Program services at 3 Quorum-operated facilities.

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

COST OF REVENUE AND GROSS PROFIT:

The cost of revenue includes all costs directly associated with the operations of the QMP business, including compensation of physicians, nurses, and allied health specialists, consulting staff travel and lodging, and other direct costs. For the First Quarter of Fiscal year 2000, the cost of revenue decreased by 51% to approximately $496,000, from approximately $1,020,000 in First Quarter of Fiscal year 1999.

Outlook: Cost of revenue as a percentage of total revenue will be more stable as minimal impact should be seen from the shift to fixed fee contracts. Management anticipates no further decline in its gross profit rate as it is currently pricing its product to achieve a 52% profit margin. Cost of revenue for the Company's new products remains undetermined as the Company has not begun delivering sufficient of those services to determine accurately the ultimate cost of those services or the prices for which those services can be provided.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses decreased by approximately $481,000 or 34%, to approximately $944,000 for First Quarter of Fiscal 2000.

This was due to a decrease in salary and benefit expenses attributable to the elimination of several positions and pay reductions implemented at the beginning of the first quarter of the fiscal year. The Company also implemented another round of substantial overhead and cost reduction measures at the beginning of the third quarter that contributed to the decrease in selling, general, and administrative expenses.

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

NET LOSS FROM CONTINUING OPERATIONS:

For First Quarter of Fiscal 2000 the Company reported a net loss of $515,847, as compared to a net loss of $449,433 in the first quarter of prior fiscal year.

The net loss from continuing operations for First Quarter of Fiscal 2000 was primarily from a decrease in revenue and gross margin from the Quality Management Business.

Outlook: The Company anticipates lower net operating losses in the second quarter of fiscal 2000 as (i) revenue is realized from the additional contracts from the investment made in retaining and refocusing marketing personnel for QMP and (ii) selling, general and administrative costs decrease due to steps taken by the Company in the first and third quarters of fiscal year 1999 to reduce overhead. The Company has regularly anticipated a reduction in its operating losses but has, to date, failed to achieve those results for a variety of reasons which the Company believes have been beyond its control. There is no assurance that the Company will reduce its net operating losses in the near future.

LIQUIDITY AND CAPITAL RESOURCES:

For the period ended September 30, 1999, the Company funded its continuing operations and business development activities primarily through operating revenue and cash on deposit and cash equivalents of approximately $874,000.

The Company has available a working capital line of a $1,500,000 (maximum principal) credit facility with American National Bank and Trust Company of Chicago which has not been used. The facility has expired and will not be renewed.

Outlook: In order for the Company's cash resources, including currently available credit facilities, to be sufficient to meet the Company's anticipated working capital needs for the next twelve months, the Company must successfully attract hospital consulting contracts generating approximately $517,000 per month of additional consulting revenue and must also refrain from incurring additional overhead costs. The Company's credit facility expired on October 31, 1999 and will not be renewed. The Company, however, may attempt to raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions to fund future expansion of its business either before or after the end of the twelve month period. There can be no assurance that acceptable financing for future transactions can be obtained.

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

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS:

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

ITEM 2.       CHANGES IN SECURITIES

During the First Quarter of Fiscal 2000, the Company's Board of Directors as approved by the shareholders authorized and executed a reverse 1:3 common stock split.

ITEM 5.       OTHER INFORMATION

Discussion of certain matters contained in this Form 10-QSB may constitute forward-looking statements within the meaning of the Securities Reform Act of 1996, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceive opportunities in the market and statements regarding the Company's mission and vision. Such forward-looking statements are labeled "Outlook." The Company's actual results, performance and achievements may differ materially from the results, performance or achievements expressed or implied in such forward-looking statements. In addition to other information contained in this Form 10-QSB, the following is a summary of some of the important factors that could affect the Company's future results of operations and/or its stock price, and should be considered carefully in evaluating the Company.

TRENDS OR UNCERTAINTIES WHICH MAY IMPACT REVENUES FROM CONTINUING OPERATIONS

Through most of fiscal 1997 the Company experienced rapid growth in its QMP business. Under contracts then in effect, the Company would typically be compensated by a hospital client only in the event it generated increased revenue for that hospital. This "the risk is on us" policy made it simpler to obtain new hospital clients. In January 1997, the Federal Government issued a "fraud alert" announcing that it would examine with heightened scrutiny any contract with a health care provider which provided a financial incentive to obtain more funds from the Medicare program. This announcement, along with highly-publicized initiatives of the federal government to examine, challenge and prosecute hospitals, physicians, medical executives, medical laboratories and others caused hospitals throughout the United States to reduce or cease outside contracting for consulting services such as the Company provides. Although the Company's Quality Management Program has always concentrated heavily on regulatory compliance, many hospital clients were primarily attracted by its generally positive financial results. As hospitals' awareness of enforcement against regulatory violations increased, the Company highlighted the regulatory compliance aspects of its QMP and changed its predominant billing arrangements from "results oriented" to fixed fee billings with most of its hospitals in fiscal 1998. The combination of eliminating "results oriented" billing and the near standstill in hospitals' willingness to enter into new contracts caused a decrease in revenue per discharge and a significant decrease in the rate of adding new hospital clients. As a consequence, the Company only started twelve new hospital accounts during First Quarter of Fiscal 1999. The Company started four new hospital accounts during the first quarter and four during the second quarter. Three new hospital accounts were started during the third quarter. Only one new hospital account was started in the fourth quarter. Federal regulators make widely disseminated pronouncements threatening severe sanctions, both civil and criminal, against health care providers. Federal enforcement officials have also engaged in practices the Company believes constitutes retroactive application of regulatory interpretations which differ significantly from interpretations widely accepted and applied in the industry for many years. The Company's agreements with its hospital clients generally obligate the Company defend its recommendations for a period of up to two years after the end of each contract. The Company may be called upon to do this on an increasing basis. The ultimate impact this will have on the Company's operations cannot be determined with any certainty.

Outlook: The Company has encountered extremely strong resistance to obtaining new clients for its services during the past two years. For the past two years, most of this pressure could be attributed to the January 1997 federal "fraud alert" aimed at discouraging hospitals from entering into any contracts in which compensation was based directly or indirectly on obtaining more money from the federal Medicare program. The federal government announced that any such contracts, while not illegal per se, would received "heightened scrutiny." The federal government enforced this policy by challenging many years of bills previously submitted by hospitals which the hospitals believed complied in all material respects with applicable regulations. Nonetheless, through the device of alleging federal "False Claims Act" violations and threatening severe civil and criminal sanctions, federal regulators have obtained substantial money from hospitals and their officers and physicians throughout the country. Often, these settlements were compelled by high cost of defense and the severity of the sanctions threatened. This created a climate hostile to expanding the Company's client base because the Company's services, which focus in part on accurately capturing the true level of services rendered by a hospital, have frequently resulted in revenue gains for hospitals. This fact placed the Company in a category of service providers who were generally suspect under the federal government's enforcement initiative. The Company believed and continues to believe that its services have been in compliance with all applicable statutes and regulations. The Company believes that most hospitals have now reviewed their practices sufficiently to gain confidence in their record keeping and billing, thus reducing the resistance the Company must overcome from this regulatory and enforcement pressure. This federal regulatory pressure against obtaining new engagements for the Company has been replaced by tremendous cost-cutting pressure on hospital administrators. The Company's fees for its services are substantially greater, often double or more, of those of other companies and consultants perceived by hospital administrators to be its competitors. The Company has encountered strong resistance to the level of its fees, but believes it cannot lower its charges any more than it has already done. This places the Company at a severe disadvantage with hospital considering retaining consultants. On the other hand, the pressure on hospitals to reduce costs is accompanied by an equally great pressure to increase revenues. Based on its ten-year history, the Company must be considered a high-cost provider of services, but with an even higher net return for the hospitals served. With hospitals solicited by the Company whose administrators base their decisions on the net results achieved by the Company's services (that is, the benefit netted against the cost), the Company typically obtains an engagement. With other hospitals whose administrators focus more on cost alone, the Company typically does not obtain the engagement. The Company has suffered substantial operating losses and is likely to do so at least through the second quarter of fiscal year 2000. Management has elected to attempt to generate sufficient new revenue from new hospital engagements to achieve break-even financial results, rather than reduce costs more. There is no assurance that this highly risky strategy can succeed in the current market for hospital related services. In addition to attempting to obtain more hospital clients, the Company has explored a number or arrangements with major hospital equipment manufacturers and software suppliers to apply its "physician-to-physician" core competency in other areas. To date, no agreements have been reached for providing services in these areas. The Company believes its sales efforts will continue to add new hospital clients to its prospective client list. The Company expects to add a net of approximately six to ten new hospital clients in through the third quarter of fiscal 1999 - 2000 and further expects to reach agreement with at least one major medical equipment supplier to provide consulting services. There is no assurance it will be able to do so as financial pressures mount on U.S. hospitals. For the long term, the Company continues to believe that its physician-oriented philosophy, its strong expenditures in regulatory compliance and its greater medical sophistication will allow it to survive.

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

Outlook: The Company expects operating losses to continue through the second quarter of fiscal 2000. Management has elected to pursue a policy of increasing revenues to reach profitability to the exclusion of more extensive cost reductions, believing that it has cut its costs as much as it can and still maintain its services. The principal obstacle to achieving revenue targets is overcoming the practical difficulties of obtaining final contract approval before commencing a new hospital engagement. Primary among these is the practical difficulty of obtaining contractual concurrence with both the administration and medical staff of a prospective hospital. In simple terms, it takes a long time to meet with enough staff physicians, educate them on the key aspects of the Quality Management Program, and wait for meetings (typically held only once a month) of the medical staff in order to complete the contracting process. The Company has reduced its sales force to one full time salesman and its chairman, Dr. Birman, is involved almost exclusively in attempting to obtain new hospital client engagements. Experience has shown, however, that a larger sales force does not translate into more hospital engagements. The Company has been able to maintain a relatively steady gross profit margin of around fifty percent of fees billed and it has been able to make substantial reductions in corporate and support staff overhead. Despite these reductions, the Company continues to experience operating losses because Management believes it cannot reduce support staff costs and overhead sufficiently to operate within the gross profit generated by operations in the field by the current number of hospitals it now serves. Management is attempting to obtain sufficient new engagements to cover its operating overhead. There is no assurance this strategy will succeed. If the Company does not substantially increase its revenues, Management's current plan does not allow the Company to operate at a profit.

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

Outlook: The Company received demands for indemnification against federally-imposed fines and expenses from six of its current and past hospital clients during the latter half of fiscal 1999. No such claim has resulted in litigation except the claim asserted by Cookeville Regional Medical Center, discussed below. The Company has assisted each such hospital in the defense of the bills challenged by federal regulators. The Company is aware of no hospital which has been sanctioned as a result of the Company's services. The Company believes it has successfully defended its work, and thus the hospitals, in these matters. The Company may receive other claims for indemnification for billings submitted by a hospital through the PRO and to the HCFA if such billings result in denials or formal investigations. It is the Company's position that such a claim has no basis in law as the Company makes no billing decisions for any hospital. The Company prepares no bills, handles no billing, and has no authority - legal or otherwise - for billings for a hospital. All billings submitted by a hospital are those of the hospital, not the Company. In the case of each claim, the Company notified its insurance carrier of the claim and, in addition, offered to assist each hospital in the defense of any diagnosis made by a hospital in its billing consistent with a recommendation made by the Company. One hospital, Cookeville Regional Medical Center, filed suit in Tennessee state court seeking a declaration that the Company is liable for all costs of responding to federal demands for more information regarding billing. The suit does not allege any misconduct on the part of the Company and the Company believes the suit is without merit. See, "Legal Proceedings."

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

DEPENDENCE ON KEY EXECUTIVE

The Company depends to a significant extent on the efforts and skills of its Chairman, President and Chief Executive Officer, David N., M.D. The
Company has entered into an employment agreement with Dr. Birman. The loss, incapacity, or unavailability of Dr. Birman could adversely affect the Company's operations. The Company maintains a $1,000,000 key man insurance policy on his life.

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

Outlook: The Company has experienced average operating losses in excess of $100,000 per month for approximately ten quarters and expects them to continue at or about that level for at least the second quarter of 2000. Management believes that it can achieve break-even or nearly break-even operating results by the end of the second quarter of fiscal 2000. Unless the Company is able to reduce its monthly operating losses dramatically, it will experience cash shortages before the end of fiscal year 2000. The Company may seek additional capital or explore other alternatives should its capital recourse prove inadequate. There can be no assurance that the Company will be able to secure such financing, if necessary, on favorable terms. If the Company is unable to secure additional financing in the future, its results of operations for future periods could be adversely affected.

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

         *10.24 Form of Merger and Acquisition Agreement between Birman Managed Care, Inc. and Royce Investment Group, Inc. to be supplied by amendment.

         **10.25 Employment Agreement by and between Birman Managed Care, Inc. and Samuel S. Patterson.

         **10.26 Employment Agreement by and between Birman Managed Care, Inc. and Jeffrey L. Drake.

        ***16.1   Letter on Change in Certifying Accountants.

          *21.1   Subsidiaries of the Registrant.

           27.1   Financial Data Schedule, Three months ended September 30,
                  1999.

           27.2   Financial Data Schedule, Three months ended September 30,
                  1998.

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

         April 1, 1999 - To report that Deloitte and Touche LLP resigned from its position as the independent auditors of the Company.

         April 21, 1999 - To report that NASDAQ intended to de-list the Company's common stock due to the Company's failure to comply with NASDAQ Quantitative Maintenance Criteria.

         June 10, 1999 - To report the sale of Hughes and Associates, which was a wholly-owned Subsidiary of the Company.

         July 7, 1999 - To report that the Company effected a one for three reverse stock split.

         July 30, 1999 - To report greater than anticipated operating losses for the fourth quarter of the fiscal year ended June 30, 1999.

* Incorporated by Reference from the Company's Registration Statement on Form SB-2 (No. 333-111957).

** Incorporated by Reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1996.

*** Incorporated by reference from the Company's quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 1997

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
                                                Birman Managed Care, Inc.
                                         ---------------------------------------
                                         (Registrant)

                                         /s/ David N. Birman, Chairman of the
                                             Board, President, & Chief Executive
Date  November 15, 1999                      Officer
------------------------------------     ---------------------------------------
                                         (Signature)

Date  November 15, 1999                  /s/ Sue Birman, Treasurer
------------------------------------     ---------------------------------------
                                         (Signature)