Form 10QSB
period 1999-12-31
BIRMAN MANAGED CARE INC
filed 2000-02-18
CIK 1009822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1999

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT

                  For the transition period from ______________to _____________

                  Commission file number ________________

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

EXHIBITS

     EX-27.1  Financial Data Schedule, Quarter Ended December 31, 1999

     EX-27.2  Financial Data Schedule, Quarter Ended December 31, 1998, restated

Item 1. Financial Statements

                            Birman Managed Care, Inc.
                      Condensed Consolidated Balance Sheets

                                                                           (Unaudited)       (Audited)
                                                                           December 31,       June 30,
                                          Assets                               1999             1999
                                                                           -----------      -----------
Current assets:
     Cash and cash equivalents                                             $   222,313      $   873,989
     Accounts receivable, net of an allowance for doubtful of $125,000         458,530          998,687
     Prepaid expenses and other                                                      0            9,673
     Current portion of notes receivable                                        67,500           37,500
     Deferred tax assets                                                        47,625           47,625
                                                                           -----------      -----------
         Total current assets                                                  795,968        1,967,474
                                                                           -----------      -----------
Notes receivable                                                               103,478          112,500
Property and equipment, net of accumulated depreciation                        780,723          856,718
Other assets                                                                         0           70,376
                                                                           -----------      -----------
         Total assets                                                      $ 1,680,169      $ 3,007,068
                                                                           ===========      ===========

                           Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                      $    98,139           38,708
     Accrued expenses                                                          101,261          125,950
                                                                           -----------      -----------
         Total current liabilities                                             199,400          164,658
                                                                           -----------      -----------
Deferred income taxes payable                                                   19,118           19,118
                                                                           -----------      -----------
         Total liabilities                                                     218,518          183,776
                                                                           -----------      -----------
Stockholders' Equity:
     Common stock, $.001 par value, 15,000,000 shares authorized,
          2,846,401 issued and outstanding                                       8,756            8,756
     Additional paid-in capital                                              9,715,071        9,715,071
     Retained deficit                                                       (8,262,176)      (6,900,535)
                                                                           -----------      -----------
         Total stockholders' equity                                          1,461,651        2,823,292
                                                                           -----------      -----------
         Total liabilities and stockholders' equity                        $ 1,680,169      $ 3,007,068
                                                                           ===========      ===========

See accompanying notes to financial statements.

                            Birman Managed Care, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                     Three Months Ended            Six Months Ended
                                                                         December 31,                 December 31,
                                                                 --------------------------    --------------------------
                                                                     1999           1998           1999           1998
                                                                 -----------    -----------    -----------    -----------
Consulting Revenues                                              $   751,044    $ 1,923,640    $ 1,637,472    $ 3,901,107
Cost of revenues                                                     335,770        993,616        831,458      2,013,795
                                                                 -----------    -----------    -----------    -----------
Gross profit                                                         415,274        930,024        806,014      1,887,312
General and administrative expenses                                1,296,147      1,560,081      2,240,143      2,985,241
                                                                 -----------    -----------    -----------    -----------
     Loss from continued operations                                 (880,873)      (630,057)    (1,434,129)    (1,097,929)
                                                                 -----------    -----------    -----------    -----------
Other income (expenses):
     Interest and other income                                         4,298         19,600         12,386         46,838
     Interest expense                                                     --         (3,994)          (282)        (8,401)
     Other income                                                     30,782             --         60,384             --
                                                                 -----------    -----------    -----------    -----------
                                                                      35,080         15,606         72,488         38,437
                                                                 -----------    -----------    -----------    -----------
Loss from continuing operations before provision for
     income taxes and extraordinary gain                            (845,793)      (614,451)    (1,361,641)    (1,059,492)
Provision for income taxes                                                --         19,625             --         15,233
                                                                 -----------    -----------    -----------    -----------
Loss from continuing operations before extraordinary gain           (845,793)      (594,826)    (1,361,641)    (1,044,259)
Gain on disposal of health, net of tax                                    --         75,000             --         75,000
                                                                 -----------    -----------    -----------    -----------
Net loss before extraordinary gain                                  (845,793)      (519,826)    (1,361,641)      (969,259)
Extraordinary gain on debt extinguishment, net of
     income taxes of $-                                                   --        221,005             --        221,005
                                                                 -----------    -----------    -----------    -----------
Net loss                                                         $  (845,793)   $  (298,821)   $(1,361,641)   $  (748,254)
                                                                 ===========    ===========    ===========    ===========
Loss per common share - basic:
     Loss from continuing operations before extraordinary gain   $     (0.31)   $     (0.22)   $     (0.51)   $     (0.39)
     Gain on disposal of health plan                                      --           0.03             --           0.03
     Extraordinary gain on extinguishment of debt                         --           0.08             --           0.08
                                                                 -----------    -----------    -----------    -----------
     Net loss                                                    $     (0.31)   $     (0.11)   $     (0.51)   $     (0.28)
                                                                 ===========    ===========    ===========    ===========
Loss per common share - assuming dilution:
     Loss from continuing operations before extraordinary gain   $     (0.31)   $     (0.22)   $     (0.51)   $     (0.39)
     Gain on disposal of health plan                                      --           0.03             --           0.03
     Extraordinary gain on extinguishment of debt                         --           0.08             --           0.08
                                                                 -----------    -----------    -----------    -----------
     Net loss                                                    $     (0.31)   $     (0.11)   $     (0.51)   $     (0.28)
                                                                 ===========    ===========    ===========    ===========
Basic weighted average common stock shares outstanding,
adjusted for reverse stock split in 1999                           2,696,566      2,696,529      2,696,566      2,696,529
                                                                 ===========    ===========    ===========    ===========
Weighted average diluted common stock shares outstanding,
adjusted for reverse stock split in 1999                           2,696,566      2,696,529      2,696,566      2,696,529
                                                                 ===========    ===========    ===========    ===========

     See accompanying notes to financial statements.

                            Birman Managed Care, Inc.
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                         Additional                  Total
                                    Common      Stock     Paid-in     Retained    Stockholders'
                                    Shares      Amount    Capital      Deficit       Equity
                                  ----------    ------   ---------   ----------    ----------
Balance as of June 30, 1999        2,918,751    $8,756   9,715,071   (6,900,535)    2,823,292
     Net loss                       (222,185)       --          --   (1,361,641)   (1,361,641)
                                  ----------    ------   ---------   ----------    ----------
Balance as of December 31, 1999    2,696,566    $8,756   9,715,071   (8,262,176)    1,461,651
                                   =========    ======   =========   ==========     =========


























See accompanying notes to financial statements.

                            Birman Managed Care, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Six Months Ended December 31,
                                                                               ----------------------------
                                                                                  1999             1998
                                                                               -----------      -----------
Cash flows from operating activities:
Net loss                                                                       $(1,361,641)     $  (748,254)
Adjustments to reconcile net loss to net cash used by operating activities
     Gain on disposal of health plans                                                   --          (75,000)
     Extraordinary gain on debt extinguishment                                          --         (221,005)
     Depreciation and amortization                                                  80,699          124,654
     Changes in assets and liabilities:
         Accounts receivable                                                       540,158         (174,165)
         Income taxes receivable                                                        --          182,770
         Prepaid expenses and other                                                  9,673          (36,093)
         Other assets                                                               70,376           20,127
         Accounts payable                                                           59,431          (58,079)
         Accrued expenses                                                          (24,689)          (3,527)
                                                                               -----------      -----------
         Net cash used by operating activities                                    (625,993)        (988,572)
                                                                               -----------      -----------
Cash flows from investing activities:
     Purchase of property and equipment                                             (4,705)         (82,088)
     Advances from note receivable - related party                                 (20,978)          18,560
     Investment in discontinued operations                                              --         (263,236)
                                                                               -----------      -----------
         Net cash provided (used) by investing activities                          (25,683)        (326,764)
                                                                               -----------      -----------
Cash flows from financing activities:
     Payments on debt                                                                   --           (3,800)
                                                                               -----------      -----------
         Net cash used by financing activities                                          --           (3,800)
                                                                               -----------      -----------
Net decrease in cash and cash equivalents                                         (651,676)      (1,319,136)

Cash and cash equivalents, beginning of period                                     873,989        2,431,387
                                                                               -----------      -----------
Cash and cash equivalents, end of period                                       $   222,313      $ 1,112,251
                                                                               ===========      ===========

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

     Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from its managed care operations and from restructuring the nature of its consulting services. Subsequent to June 30, 1998, the Company disposed of its managed care operations (see note 16). Management has implemented a series of steps designed to reduce the Company's operating expenses. These steps included a reduction in employees, staff position consolidations, salary reductions for most employees ranging from 10% to 30% of salary, and other expense reduction initiatives. Management has implemented further staff reductions and will implement further reductions of its professional fees ad other operating expenses. Management has implemented new pricing and marketing strategies to obtain new health care clients.

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

2.   CONCENTRATION OF CREDIT RISK

     The Company maintains cash and cash equivalents at four financial institutions. Deposits not to exceed $100,000 at each financial institution are insured by the Federal Deposit Insurance Corporation. At December 31, 1999, the Company has uninsured cash and cash equivalents in the approximate amount of $224,000.

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

                                   (Unaudited)

4.   COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company is currently leasing vehicles and office space under various non-cancelable operating lease agreements, expiring in December 2007. The terms of the lease agreements provide for monthly payments ranging from $1,047 to $18,333. At December 31, 1999, a schedule of future minimum lease payments due under the non-cancelable operating lease agreements is as follows:

                          December 31,
                          ------------
                             2000           $    196,238
                             2001                180,000
                             2002                180,000
                             2003                192,400
                             2004                204,960
                             Subsequent          852,468
                                             -----------
                                             $ 1,806,066
                                             ===========

     The Company has leased excess facility space under a sublease agreement expiring May 2001. The lease provides for annual rental income of $103,041. The sublease is renewable for three successive one-year terms.

     Employment Contracts

     The Company has entered into employment contracts with certain key employees, which provide for minimum annual salary, adjusted for cost-of-living changes, and incentives based on the Company's attainment of specified levels of sales and earnings. At December 31, 1999 the total commitment through June 30, 2002, excluding incentives, was approximately $1,000,000.

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

     The Company is involved in a legal proceeding involving a former employee. While the ultimate resolution of such dispute cannot be determined or predicted, Company management is in the process of negotiating a settlement with the former employee. Management anticipates the settlement to amount to $60,000.

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

6.   EARNINGS PER SHARE

     The following table reconciles weighted average shares used in the earnings per share calculation for fiscal years 1999 and 1998 for income from continuing operations:

                                                      Income (Loss)      Shares
                                                       (Numerator)   (Denominator)
                                                       -----------   -------------
     December 31,  1999
     ------------  ----
     BASIC EPS - Income (loss) from continuing
       operations available to Common Stockholders     $(1,361,641)     2,696,566

     Effect of Dilutive Securities                              --             --
                                                       -----------      ---------
     DILUTED EPS - Income (loss) from continuing
       operations available to Common Stockholders     $(1,361,641)     2,696,566
                                                       ===========      =========
     December 31, 1998
     -----------------
     BASIC EPS - Income (loss) from continuing
       operations available to Common Stockholders     $(1,044,259)     2,696,529

     Effect of Dilutive Securities                              --             --
                                                       -----------      ---------
     DILUTED EPS - Income (loss) from continuing
       operations available to Common Stockholders     $(1,044,259)     2,696,529
                                                       ===========      =========


     Options and warrants to purchase 219,350 and 345,931 shares of common stock were outstanding as of December 31, 1999 and 1998 but were not included in the computation of diluted earnings per share because they were anti-dilutive and because the exercise price was greater than the average market price of the common shares.

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

     Information relating to options at September 30, 1999 summarized by exercise price is as follows:

            Range of                     Weighted Average      Vested     Weighted Average
            Exercise          Options       Remaining          Options        Exercise
             Prices        Outstanding   Contractual Life    Outstanding        Price
         -------------------------------------------------------------------------------
         $ 4.11 -  6.00      154,350           7.81            154,350         $   4.27
          12.00 - 15.00       61,000           9.35             47,444            13.62
         $21.00 - 21.75        4,000           9.08              2,000            21.38
                             ----------------------------------------------------------
                             219,350           8.26            203,794         $   7.19
                             ==========================================================

         In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the six months ended December 31, 1999 and 1998. As of December 31, 1999, none of these options have been exercised and 203,794 were exercisable.

9.       STOCK WARRANTS

         As of December 31, 1999 and 1998, the Company had outstanding warrants to purchase 7,112 shares of common stock at $4.11 per share. These warrants were issued in July 1995 at the fair value at that date to certain consultants of the Company. The warrants became exercisable in January 1997 and expire at various dates through December 2001.

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

14.      DISCONTINUED OPERATIONS:

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

15.      EXTRAORDINARY GAIN:

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

                                                                 Three Months Ended            Six Months Ended
                                                                     December 31,                 December 31,
                                                            --------------------------    --------------------------
                                                                1999           1998           1999           1998
                                                            -----------    -----------    -----------    -----------
Consulting Revenues                                         $   751,044    $ 1,923,640    $ 1,637,472    $ 3,901,107
Cost of revenues                                                335,770        993,616        831,458      2,013,795
                                                            -----------    -----------    -----------    -----------
Gross profit                                                    415,274        930,024        806,014      1,887,312
General and administrative expenses                           1,296,147      1,560,081      2,240,143      2,985,241
                                                            -----------    -----------    -----------    -----------
         Loss from continued operations                        (880,873)      (630,057)    (1,434,129)    (1,097,929)
                                                            -----------    -----------    -----------    -----------
Other income (expenses):
         Interest and other income                                4,298         19,600         12,386         46,838
         Interest expense                                            --         (3,994)          (282)        (8,401)
         Other income                                            30,782             --         60,384             --
                                                            -----------    -----------    -----------    -----------
                                                                 35,080         15,606         72,488         38,437
                                                            -----------    -----------    -----------    -----------
Loss from continuing operations before provision for
                  income taxes and extraordinary gain          (845,793)      (614,451)    (1,361,641)    (1,059,492)
Provision for income taxes                                           --         19,625             --         15,233
                                                            -----------    -----------    -----------    -----------
Loss from continuing operations before extraordinary gain      (845,793)      (594,826)    (1,361,641)    (1,044,259)
Gain on disposal of health, net of tax                               --         75,000             --         75,000
                                                            -----------    -----------    -----------    -----------
Net loss before extraordinary gain                             (845,793)      (519,826)    (1,361,641)      (969,259)
Extraordinary gain on debt extinguishment, net of
                  income taxes of $-                                 --        221,005             --        221,005
                                                            -----------    -----------    -----------    -----------
Net loss                                                    $  (845,793)   $  (298,821)   $(1,361,641)   $  (748,254)
                                                            ===========    ===========    ===========    ===========



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

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1998:

REVENUE:
GENERAL

For the quarter ended December 31, 1999 ("Second Quarter of Fiscal 2000"), consolidated revenue decreased by 60% to approximately $751,000, from approximately $1,923,000 in the quarter ended December 31, 1998 ("Second Quarter of Fiscal 1999").

QUALITY MANAGEMENT PROGRAM (QMP)

The Quality Management Program (QMP) experienced a 60% decrease in revenue. The revenue decrease was from lost business not replaced with new accounts. The Company experienced a delay in closing new business accounts during Second Quarter of Fiscal 2000 due to the hostile business climate created by the federal government's increased scrutiny of health care providers, resistance from potential clients to the level of fees charged by the Company and the need to adapt the Company's marketing strategy to that environment.

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

Outlook: The Company believes that the hostile government regulatory climate which has impeded the Company's efforts to obtain new hospital client engagements has subsided somewhat but has been replaced by substantial pressure on the Company's fees. The Company believes it cannot charge rates for its services any lower than now charged but remains at a competitive disadvantage against less-sophisticated "coding companies" which cannot offer the regulatory compliance services or physician-to-physician credibility provided by the Company's staff. The Company firmly believes that its services result in greater net benefit to a hospital than those provided by the coding companies, but this analysis is often lacking among hospital administrators who focus primarily on cost as opposed to net result. With hospitals whose administrators focus on cost and principal criterion for analyzing consultants, the Company generally does not obtain an engagement. With hospitals whose administrators focus on the net benefit to the hospital, the Company generally obtains the engagement. The Company will continue to differentiate itself from these non-medical clerical services against which the Company is forced by the market to compete. Although this continues adversely to affect the Company's revenues, the Company believes that for the long term, its substantial investment in physicians and in regulatory research, updating and communication will provide a substantial competitive advantage. In addition, the Company continues to develop new consulting products geared to the different aspects of the health care industry. The Company believes that it will be successful at closing additional new contracts during third Quarter of fiscal 2000 due to the development of a more tactically refined sales process and through the addition of complimentary software products.

COST OF REVENUE AND GROSS PROFIT:

The cost of revenue includes all costs directly associated with the operations of the QMP business, including compensation of physicians, nurses, and allied health specialists, consulting staff travel and lodging, and other direct costs. For the second quarter of fiscal year 2000, Management has been able to increase the gross margin from 48% of the three months ended December 31, 1998 to 55% for the three months ended December 31, 1999.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses decreased by approximately $745,000 or 25%, to approximately $2,240,000 for the six months ended December 31, 1999.

This was due to a decrease in salary and benefit expenses attributable to the elimination of several positions and pay reductions implemented at the beginning of the first quarter of the fiscal year. The Company also implemented another round of substantial overhead and cost reduction measures at the beginning of the third quarter that will contribute to the continued decrease in selling, general, and administrative expenses.

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

NET LOSS FROM CONTINUING OPERATIONS:

For the six months ended December 31, 1999, the Company reported a net loss from continuing operations of $1,361,641, as compared to a net loss from continuing operations of $1,044,259 for the six months ended December 31, 1998.

The net loss from continuing operations for the six months ended December 31, 1999 was primarily from additional legal fees and the development of new products, and marketing strategies to increase the Company's market presence.

Outlook: The Company anticipates lower net operating losses in the third quarter of fiscal 2000 as (i) revenue is realized from the additional contracts from the investment made in retaining and refocusing marketing personnel for QMP and (ii) selling, general and administrative costs decrease due to steps taken by the Company in the first six months of this fiscal year to reduce overhead. The Company has regularly anticipated a reduction in its operating losses but has, to date, failed to achieve those results for a variety of reasons which the Company believes have been beyond its control. There is no assurance that the Company will reduce its net operating losses in the near future.

LIQUIDITY AND CAPITAL RESOURCES:

For the period ended December 31, 1999, the Company funded its continuing operations and business development activities primarily through operating revenue and cash on deposit and cash equivalents.

The Company negotiating with local financial institutions to obtain a working capital line of a $500,000 (maximum principal) credit

Outlook: In order for the Company's resources to be sufficient to meet the Company's anticipated working capital needs for the next twelve months, the Company must successfully attract hospital consulting contracts generating approximately $500,000 per month of additional consulting revenue and must also reduce overhead costs. The Company's previous credit facility expired on October 31, 1999. The Company, however, may attempt to raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions to fund future expansion of its business either before or after the end of the twelve month period. There can be no assurance that acceptable financing for future transactions can be obtained.

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

Outlook: The Company has experienced average operating losses in excess of $180,000 per month for approximately eleven quarters. Management believes that it can achieve break-even or nearly break-even operating results by the end of the third quarter of fiscal 2000. Unless the Company is able to reduce its monthly operating losses dramatically, it will experience cash shortages before the end of fiscal year 2000. The Company may seek additional capital or explore other alternatives should its capital recourse prove inadequate. There can be no assurance that the Company will be able to secure such financing, if necessary, on favorable terms. If the Company is unable to secure additional financing in the future, its results of operations for future periods could be adversely affected.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

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

         *10.24   Form of Merger and Acquisition Agreement between Birman
                  Managed Care, Inc. and Royce Investment Group, Inc. to be supplied by amendment.

        **10.25   Employment Agreement by and between Birman Managed Care, Inc.
                  and Samuel S. Patterson.

        **10.26   Employment Agreement by and between Birman Managed Care, Inc.
                  and Jeffrey L. Drake.

       ***16.1    Letter on Change in Certifying Accountants.

         *21.1    Subsidiaries of the Registrant.

          27.1    Financial Data Schedule, Six months ended December 31, 1999.

          27.2    Financial Data Schedule, Six months ended December 31, 1998.

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

                                        Birman Managed Care, Inc.
                                        (Registrant)



Date  February 18, 2000                 /s/ David N. Birman, M.D.
                                            ------------------------------------
                                            David N. Birman, M.D.
                                            Chairman of the Board