Form 10QSB
period 2000-03-31
BIRMAN MANAGED CARE INC
filed 2000-05-16
CIK 1009822

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to ___________________


                     Commission file number ________________

                            BIRMAN MANAGED CARE, INC.
                 (Name of small business issuer in its charter)

Delaware
(State or other jurisdiction of                      62-1584092 (IRS Employer
incorporation or organization)                       Identification No.)
1025 Highway 111 South
Cookeville, Tennessee 38501
(Address of principal executive offices)

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

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 2. Changes in Securities

         Item 4. Submission of Matters to a Votive Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

         EX-27.1 Financial Data Schedule, Quarter Ended March 31, 2000

         EX-27.2 Financial Data Schedule, Quarter Ended March 31, 1999, restated

Item 1.  Financial Statements

                     Birman Managed Care, Inc. & Subsidiary

                      Condensed Consolidated Balance Sheets

                                                                    (Unaudited)       (Audited)
                                                                      March 31,        June 30,
                                                                        2000             1999
                                                                     -----------      -----------
Assets

Current assets:

Cash and cash equivalents                                            $        --      $   873,989

       Accounts receivable, net of an allowance for doubtful of
       $125,000 for March 31, 2000 and June 30, 1999                     307,501          998,687

       Prepaid expenses and other                                             --            9,673

       Current portion of notes receivable                                37,500           37,500

       Deferred tax assets                                                    --           47,625
                                                                     -----------      -----------
                      Total current assets                               345,001        1,967,474
                                                                     -----------      -----------
       Notes receivable                                                  103,478          112,500

       Property and equipment, net of accumulated depreciation           701,108          856,718

       Other assets                                                        8,324           70,376
                                                                     -----------      -----------

                      Total assets                                   $ 1,157,911      $ 3,007,068
                                                                     ===========      ===========

       Liabilities and Stockholders' Equity

       Current liabilities:

             Accounts payable                                        $   177,823           38,708

             Accrued expenses                                            364,030          125,950
                                                                     -----------      -----------
                      Total current liabilities                          541,853          164,658
                                                                     -----------      -----------
       Deferred income taxes payable                                      19,118           19,118
                                                                     -----------      -----------
                      Total liabilities                                  560,971          183,776
                                                                     -----------      -----------
       Stockholders' Equity:

             Common stock, $.001 par value, 15,000,000 shares
                authorized, 2,696,566 issued and outstanding               8,756            8,756

             Additional paid-in capital                                9,715,071        9,715,071

             Retained deficit                                         (9,126,887)      (6,900,535)
                                                                     -----------      -----------
                      Total stockholders' equity                         596,940        2,823,292
                                                                     -----------      -----------
                      Total liabilities and stockholders' equity     $ 1,157,911      $ 3,007,068
                                                                     ===========      ===========

See accompanying notes to financial statements.

                     Birman Managed Care, Inc. & Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                Three Months Ended                Nine Months Ended
                                                                     March 31,                         March 31,
                                                           ----------------------------      ----------------------------
                                                               2000             1999             2000             1999
                                                           -----------      -----------      -----------      -----------
Consulting Revenues                                        $   596,068      $ 1,820,050      $ 2,233,539      $ 5,721,157

Cost of revenues                                               396,572          857,497        1,228,030        2,871,292
                                                           -----------      -----------      -----------      -----------
Gross profit                                                   199,496          962,553        1,005,509        2,849,865

General and administrative expenses                            869,916        1,526,232        3,110,058        4,511,473
                                                           -----------      -----------      -----------      -----------
     Loss from continued operations                           (670,420)        (563,679)      (2,104,549)      (1,661,608)
                                                           -----------      -----------      -----------      -----------

Other income (expenses):

     Interest and other income                                     764           10,004           13,150           56,842

     Interest expense                                               --           (6,408)            (282)         (14,809)

     Other income                                               44,571               --          104,953               --
                                                           -----------      -----------      -----------      -----------
                                                                45,335            3,596          117,822           42,033
                                                           -----------      -----------      -----------      -----------
Loss from continuing operations before
  provision for income taxes and extraordinary gain           (625,085)        (560,083)      (1,986,727)      (1,619,575)

Provision for income taxes                                    (120,508)         (45,894)        (120,508)         (30,662)
                                                           -----------      -----------      -----------      -----------
Loss from continuing operations before
  extraordinary gain                                          (745,593)        (605,977)      (2,107,235)      (1,650,237)

Gain (loss) on disposal of health
  maintenance organization, net of tax                        (119,117)              --         (119,117)          75,000
                                                           -----------      -----------      -----------      -----------
Net loss before extraordinary gain                            (864,710)        (605,977)      (2,226,352)      (1,575,237)

Extraordinary gain on debt extinguishment,
net of income taxes of $-                                           --               --               --          221,005
                                                           -----------      -----------      -----------      -----------
Net loss                                                   $  (864,710)     $  (605,977)     $(2,226,352)     $(1,354,232)
                                                           ===========      ===========      ===========      ===========
Loss per common share - basic:

   Loss from continuing operations before
     extraordinary gain                                    $     (0.28)     $     (0.22)     $     (0.78)     $     (0.61)

     Gain on disposal of health plan                             (0.04)              --            (0.04)            0.03

     Extraordinary gain on extinguishment of debt                   --               --               --             0.08
     Net loss
                                                           -----------      -----------      -----------      -----------
                                                           $     (0.32)     $     (0.22)     $     (0.83)     $     (0.50)
                                                           ===========      ===========      ===========      ===========
Loss per common share - assuming dilution:

      Loss from continuing operations
        before extraordinary gain                          $     (0.28)     $     (0.22)     $     (0.78)     $     (0.61)

     Gain on disposal of health plan                             (0.04)              --            (0.04)            0.03

     Extraordinary gain on extinguishment of debt                   --               --               --             0.08

                                                           -----------      -----------      -----------      -----------
     Net loss                                              $     (0.32)     $     (0.22)     $     (0.83)     $     (0.50)
                                                           ===========      ===========      ===========      ===========
Basic weighted average common stock shares
  outstanding, adjusted for reverse stock split in 1999      2,696,566        2,696,529        2,696,566        2,696,529
                                                           ===========      ===========      ===========      ===========
Weighted average diluted common stock
  shares outstanding, adjusted for reverse
  stock split in 1999                                        2,696,566        2,696,529        2,696,566        2,696,529
                                                           ===========      ===========      ===========      ===========

See accompanying notes to financial statements.

                     Birman Managed Care, Inc. & Subsidiary
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                          Additional        Total
                                   Common      Stock        Paid-in        Retained      Stockholders'
                                   Shares      Amount       Capital        Deficit          Equity
                                 ---------     ------      ---------      ----------      ----------
Balance as of June 30, 1999      2,696,566     $8,756      9,715,071      (6,900,535)      2,823,292

          Net loss                      --         --             --      (2,226,352)     (2,226,352)
                                 ---------     ------      ---------      ----------      ----------
Balance as of March 31, 2000     2,696,566     $8,756      9,715,071      (9,126,887)        596,940
                                 =========     ======      =========      ==========      ==========






See accompanying notes to financial statements.

                    Birman Managed Care, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Nine months ended
                                                                                   March 31
                                                                        ----------------------------
                                                                            2000             1999
                                                                        -----------      -----------
Cash flows from operating activities:

Net loss                                                                $(2,226,352)     $(1,354,232)

Adjustments to reconcile net loss to net cash used by operating activities

          Gain (loss) on disposal of health plans                           192,000          (75,000)

          Bad debt expense                                                  105,000               --

          Extraordinary gain on debt extinguishment                              --         (221,005)

          Depreciation and amortization                                     160,315          197,303

          Changes in assets and liabilities:

                   Accounts receivable                                      586,186         (151,834)

                   Income taxes receivable                                       --        1,151,900

                   Deferred income taxes                                     47,625               --

                   Prepaid expenses and other                                 9,673          (55,820)

                   Accounts payable                                         185,195          (67,629)

                   Income taxes payable                                          --          121,054
                                                                        -----------      -----------
                   Net cash used by operating activities                   (940,358)        (455,263)
                                                                        -----------      -----------

Cash flows from investing activities:

          Purchase of property and equipment                                 (4,705)         (82,088)

          Other assets                                                       62,051          (66,498)

          Collections of note receivable                                      9,022           22,963

          Investment in discontinued operations                                  --           24,600
                                                                        -----------      -----------
                   Net cash provided (used) by investing activities          66,368         (101,023)
                                                                        -----------      -----------

Cash flows from financing activities:

          Payments on debt                                                       --         (384,695)
                                                                        -----------      -----------
                   Net cash used by financing activities                         --         (384,695)
                                                                        -----------      -----------

Net decrease in cash and cash equivalents                                  (873,990)        (940,981)

Cash and cash equivalents, beginning of period                              873,989        2,431,387
                                                                        -----------      -----------
Cash and cash equivalents, end of period                                $        --      $ 1,490,406
                                                                        ===========      ===========


See accompanying notes to financial statements.

                     Birman Managed Care, Inc. & Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description

     Birman Managed Care, Inc. (the "Company" or "BMC") is a Delaware corporation originally incorporated in Tennessee in 1994 as BA Forum, Inc., which was changed to its current name in October 1995. The Company reincorporated in Delaware in September 1996. The Company completed its initial public offering of common shares in February 1997. The Company provides consulting services in the healthcare field through its wholly-owned subsidiary Birman Consulting Group, Inc. ("BCG"). Through BCG, the Company assists hospitals and other health care providers in more accurately documenting the services rendered, obtaining appropriate reimbursement for services, and complying with applicable government rules, regulations, and statutes.

     The consolidated balance sheet as of March 31, 2000 and the related consolidated statements of operations for the three months ended and nine months ended March 31, 2000 and 1999 and consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for those periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report on form 10-KSB for the year ended June 30, 1999.

     Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from its discontinued managed care operations and from restructuring the nature of its consulting services. Unless the Company is able to reduce its monthly operating losses dramatically, it will experience cash shortages before the end of fiscal year 2000. The Company may seek additional capital or explore other alternatives should its working capital prove inadequate. There can be no assurance that the Company will be able to secure such financing, if necessary, on favorable terms. If the Company is unable to secure additional financing in the future, its results of operations for future periods will be adversely affected and it may not be able to continue as a going concern.

     Principles of Consolidation

     The accompanying financial statements include the accounts of Birman Managed Care, Inc. and its wholly-owned subsidiary Birman Consulting Group, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

2.   CONCENTRATION OF CREDIT RISK

     The Company deposits cash and cash equivalents at four financial institutions. Each financial institution participates in the Federal Deposit Insurance Corporation ("FDIC"). Each account is insured up to the $100,000 FDIC insurance limit.

     Financial instruments which potentially subject the company to concentrations of credit risk principally consist of accounts receivable. The Company's accounts receivable primarily result from its consulting services with rural hospitals throughout the United States. The receivable accounts are primarily billed monthly and are unsecured. Ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss.

                                   (Unaudited)

3.   COMMITMENTS AND CONTINGENCIES

     Employment Contracts

     The Company has entered into employment contracts with certain key employees, which provide for minimum annual salary, adjusted for cost-of-living changes, and incentives based on the Company's attainment of specified levels of sales and earnings. At March 31, 2000 the total commitment through June 30, 2002, excluding incentives, was approximately $1,337,500.

     Other Commitments

     Effective September 1, 1996, the Company entered into a consulting agreement with a director. Under the terms of the agreement, the Company will pay a fee of $120,000 per annum, payable in equal monthly installments. The contract is renewable annually for up to eight consecutive years.

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

     In August 1999, the Company was named as a defendant in a action for declaratory relief by the City of Cookeville, Tennessee, d.b.a. Cookeville Regional Medical Center. The suit alleges no actionable conduct by the Company and the Company believes the suit is without merit.

     The Company was named a defendant in a action for nonpayment of compensation with a former employee due to a dispute regarding an agreed upon salary reduction. Management anticipates a settlement of approximately $37,000.

4.   INCOME TAXES AND DEFERRED INCOME TAXES

     Income tax expense consists of an increase in the valuation allowance against deferred taxes related to the increase in the settlement liability as a result of the final accounting of Care 3, Inc. A valuation allowance was recorded against the deferred tax asset related to federal and state net operating loss carryforwards created in the current year. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. State net operating loss carryforwards will begin expiring June 30, 2013.

5.   STOCK OPTION PLANS

     On October 31, 1995, the Company approved the 1995 Employee Stock Option Plan ("Plan") The aggregate number of shares of common stock that may be issued pursuant to the Plan will not exceed 486,260 shares. Pursuant to the Plan, the Company has issued stock options to various key employees. All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. Options granted under the Plan have an expiration date of no later than ten years following the date of grant and generally have vesting periods of three or four years.

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

     Information relating to options at March 31, 2000 summarized by exercise price is as follows:

        Range of                           Weighted Average       Vested     Weighted Average
        Exercise             Options          Remaining          Options         Exercise
         Prices            Outstanding     Contractual Life    Outstanding         Price
     ----------------------------------------------------------------------------------------
     $  4.11 -  6.00          154,350              7.06           154,350         $   4.27
       12.00 - 15.00           61,000              8.60            47,444            13.62
     $ 21.00 - 21.75            4,000              8.33             2,000            21.38
                           ---------------------------------------------------------------
                              219,350              7.51           203,794          $  7.19
                           ===============================================================

     In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the Nine months ended March 31, 2000 and 1999. As of March 31, 2000, none of these options have been exercised and 203,794 were exercisable.

6.   SIGNIFICANT CUSTOMER

     Approximately 14% in 1999 of the Company's revenue, was from hospital-clients owned or managed by a national hospital management company, which the Company had engagements with during the past five years. In addition, approximately 11% of the Company's revenue for fiscal 2000 was from hospital-clients owned by a large Texas based hospital system.

7.   STOCK SPLIT

     Subsequent to the end of fiscal 1999, the Company's Board of Directors authorized and executed a reverse 1:3 common stock split. In accordance with SFAS No. 128, the Company's outstanding common stock shares and related disclosures, including those regarding options and warrants, have been restated for periods ended March 31, 2000 and 1999 to account for the stock split. The effect of the restatement is to decrease shares issued and outstanding from 8,089,588 to 2,696,566 and to increase net loss per share from $(0.16) per share to $(0.50) per share for the period ended March 31, 1999.

8.   DISCONTINUED OPERATIONS:

     On July 31, 1998, the Company's Board of Directors approved a plan to discontinue the health plan operations of the Company. The Company determined that it would provide no additional capital to Care3, Inc. ("Care3"), the health maintenance organization ("HMO") licensed in Mississippi of which it owned 69% of the common stock and 100% of the preferred stock. Factors which were taken into account in making this decision include the estimated future capital requirements of Care3, the operating results and claims experience of Care3, and the Company's current cash reserves. The Company was advised that the other shareholders of Care3, Inc. had elected to provide no additional capital to Care3. As a consequence, Care3, Inc. was not able to maintain the required minimum net equity of $750,000 as set by state regulations. On August 6, 1998, the Board of Directors of Care3, Inc. consented to place the HMO under administrative supervision of the Mississippi Insurance Commissioner ("the Commissioner"). On August 7, 1998 (disposal date), Care3 was placed into statutory rehabilitation in response to a petition by the Commissioner. Neither Care3 nor the Company opposed the petition and both have and expect to continue to cooperate fully with the Commissioner and the appointed rehabilitator. As of April 1, 2000 the rehabilitator has presented its final accounting to the court. The final accounting shows a $192,000 deficit. Management expects the rehabilitator to demand payment of the deficit and as a result has recorded a liability to the extent of the entire deficit. The deficit has been presented net of deferred tax benefits of approximately $74,000.

9.   EXTRAORDINARY GAIN:

     For the quarter and nine months ended March 31, 1999, the Company reported an extraordinary gain of $221,005. There were no applicable income tax effects related to the extraordinary gain. Such gain related to the Company's extinguishment of debt and accrued interest to former shareholders of Canton Management, Inc. (now "Care3, Inc.").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

The following table represents results from operations and sets forth percentage of revenue represented by certain items reflected in the Company's consolidated statements of operations for the periods indicated.

                                                            Three Months Ended               Nine months ended
                                                                 March 31,                       March 31,
                                                        --------------------------      ----------------------------
                                                           2000             1999             2000             1999
                                                        ---------      -----------      -----------      -----------
Consulting Revenues                                     $ 596,068      $ 1,820,050      $ 2,233,539      $ 5,721,157

Cost of revenues                                          396,572          857,497        1,228,030        2,871,292
                                                        ---------      -----------      -----------      -----------
Gross profit                                              199,496          962,553        1,005,509        2,849,865

General and administrative expenses                       869,916        1,526,232        3,110,058        4,511,473
                                                        ---------      -----------      -----------      -----------
          Loss from continued operations                 (670,420)        (563,679)      (2,104,549)      (1,661,608)
                                                        ---------      -----------      -----------      -----------

Other income (expenses):

          Interest and other income                           764           10,004           13,150           56,842

          Interest expense                                     --           (6,408)            (282)         (14,809)

          Other income                                     44,571               --          104,953               --
                                                        ---------      -----------      -----------      -----------
                                                           45,335            3,596          117,822           42,033
                                                        ---------      -----------      -----------      -----------
Loss from continuing operations before
  provision for income taxes and extraordinary gain      (625,085)        (560,083)      (1,986,727)      (1,619,575)

Provision for income taxes                               (120,508)         (45,894)        (120,508)         (30,662)
                                                        ---------      -----------      -----------      -----------
Loss from continuing operations before
  extraordinary gain                                     (745,593)        (605,977)      (2,107,235)      (1,650,237)

Gain (loss) on disposal of health
  maintenance organization, net of tax                   (119,117)              --         (119,117)          75,000
                                                        ---------      -----------      -----------      -----------
Net loss before extraordinary gain                       (864,710)        (605,977)      (2,226,352)      (1,575,237)

Extraordinary gain on debt extinguishment,
  net of income taxes of $-                                    --               --               --          221,005
                                                        ---------      -----------      -----------      -----------
Net loss                                                $(864,710)     $  (605,977)     $(2,226,352)     $(1,354,232)
                                                        =========      ===========      ===========      ===========

FORWARD LOOKING STATEMENTS:

Certain statements contained in this section of the report, including those under "Outlook" and "Financial Conditions" are "forward-looking." While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions specific to its industry, and future trends and results cannot be predicted with certainty.

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

NINE MONTHS ENDED MARCH 31, 2000 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1999:

REVENUE:
GENERAL

Revenues for the quarter and nine months ended March 31, 2000 continued its downward trend as management continues to implement new pricing and marketing strategies for its QMP product.

QUALITY MANAGEMENT PROGRAM (QMP)

The Quality Management Program (QMP) experienced a 61% decrease in revenue. The revenue decrease was from lost business not replaced with new accounts. The Company experienced resistance from potential clients to the level of fees charged by the Company and the need to adapt the Company's marketing strategy to that environment.

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

Outlook: The Company believes that the hostile government regulatory climate which has impeded the Company's efforts to obtain new hospital client engagements has subsided somewhat but has been replaced by substantial pressure on the Company's fees. The Company believes it cannot charge rates for its services any lower than now charged but remains at a competitive disadvantage against less-sophisticated "coding companies" which cannot offer the regulatory compliance services or physician-to-physician credibility provided by the Company's staff. The Company firmly believes that its services result in greater net benefit to a hospital than those provided by the coding companies, but this analysis is often lacking among hospital administrators who focus primarily on cost as opposed to net result. With hospitals whose administrators focus on cost and principal criterion for analyzing consultants, the Company generally does not obtain an engagement. With hospitals whose administrators focus on the net benefit to the hospital, the Company generally obtains the engagement. The Company will continue to differentiate itself from these non-medical clerical services against which the Company is forced by the market to compete. Although this continues adversely to affect the Company's revenues, the Company believes that for the long term, its substantial investment in physicians and in regulatory research, updating and communication will provide a substantial competitive advantage. In addition, the Company continues to develop new consulting products geared to the different aspects of the health care industry. The Company believes that it will be successful at closing additional new contracts during fourth Quarter of fiscal 2000 due to the development of a more tactically refined sales process and through the addition of complimentary software products.

COST OF REVENUE AND GROSS PROFIT:

The cost of revenue includes all costs directly associated with the operations of the QMP business, including compensation of physicians, nurses, and allied health specialists, consulting staff travel and lodging, and other direct costs. To return to the margins of previous periods, David N. Birman will return to the field and provide services to the Company's clients.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses decreased by approximately $700,000 and $1,400,000 to approximately $870,000 and $3,100,000 for the quarter and nine months ended March 31, 2000, respectively. This was due to a decrease in salary and benefit expenses attributable to the elimination of several positions and pay reductions implemented at the beginning of the first quarter of the fiscal year. The Company also implemented another round of substantial overhead and cost reduction measures at the beginning of the third quarter that will contribute to the continued decrease in selling, general, and administrative expenses.

Outlook: The Company is aggressively reviewing all general and administrative expense items. The Birmans are considering substantial reductions in their compensation package. Management anticipates further reductions in selling, general, and administrative expense through decreases in officers compensation, legal and professional fees, equipment leases, and costs related with maintaining a public presence.

NET LOSS:

For the quarter and nine months ended March 31, 2000, the Company reported a net loss of $864,710 and $2,226,352 respectively, as compared to a net loss of $605,977 and $1,354,232 for the quarter and nine months ended March 31, 1999, respectively.

The net loss for quarter and nine months ended March 31, 2000 was primarily from the continued decline in revenues without reductions in overall operating expenses.

Outlook: The Company anticipates substantially lower net operating losses in the fourth quarter of fiscal 2000 as (i) revenue is realized from the additional contracts from the investment made in retaining and refocusing marketing personnel for QMP and (ii) selling, general and administrative costs decreases due to steps taken by the Company in the first nine months of this fiscal year to reduce overhead. The Company has regularly anticipated a reduction in its operating losses but has, to date, failed to achieve those results for a variety of reasons which the Company believes have been beyond its control. There is no assurance that the Company will reduce its net operating losses in the near future. Should these operating losses continue and the Company is unable to raise additional capital, the Company will have insufficient working capital to continue its operations in succeeding periods.

LIQUIDITY AND CAPITAL RESOURCES:

For the period ended March 31, 2000, the Company funded its continuing operations and business development activities primarily through collection of past accounts receivables and cash on deposit and cash equivalents.

Outlook: In order for the Company's resources to be sufficient to meet the Company's anticipated working capital needs for the next three months, the Company must successfully attract hospital consulting contracts generating approximately $145,000 per month of additional consulting revenue and must also further reduce its operating costs by 50%. The Company, however, may attempt to raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions to fund future expansion of its business either before or after the end of the twelve month period. There can be no assurance that acceptable financing for future transactions can be obtained. Should management fail to achieve the above objectives, the Company will not be able to meets its future working capital needs.

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

On April 7, 2000, Harrison Memorial Hospital, Inc. ("Harrison") filed suit against the Company in the Harrison County Circuit Court of Kentucky. The complaint alleges that the Company made certain coding errors which errors overstated Harrison's medicare reimbursement by $540,000 and subjected it to governmental investigation and liability. The Plaintiff seeks approximately $60,000 for attorneys' fees, approximately $45,000 for accounting fees, and such other sums as the Court deems equitable. The Company expresses no opinion as to the merits of this suit and has not yet decided on the action it will take with respect to its defense.

     ITEM 2. CHANGES IN SECURITIES

During the First Quarter of Fiscal 2000, the Company's Board of Directors as approved by the shareholders authorized and executed a reverse 1:3 common stock split. The reverse split did not affect the rights of the common shareholders, as no additional stock was issued. The effect on per share profitability is detailed in note 12.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTIVE SECURITY HOLDERS

On December 9, 1999 the Company held its annual meeting at which the shareholders of the Company elected five (5) directors and ratified the acts of the Company's officers and directors for the fiscal year ended June 30, 1999. The Company nominated David N. Birman, M.D., Sue D. Birman, Richard A. Andrews, Richard M. Ross, and Darrel C. Silvey for positions on the Board of Directors. Each of the nominees received 2,459,210 votes for their election while 236,756 votes were withheld. 2,454,047 votes were cast in favor of ratification, 24,709 against and 217,810 abstained or were withheld.

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

TRENDS OR UNCERTAINTIES WHICH MAY IMPACT REVENUES FROM CONTINUING OPERATIONS Through most of fiscal 1997 the Company experienced rapid growth in its QMP business. Under contracts then in effect, the Company would typically be compensated by a hospital client only in the event it generated increased revenue for that hospital. This "the risk is on us" policy made it simpler to obtain new hospital clients. In January 1997, the Federal Government issued a "fraud alert" announcing that it would examine with heightened scrutiny any contract with a health care provider which provided a financial incentive to obtain more funds from the Medicare program. This announcement, along with highly-publicized initiatives of the federal government to examine, challenge and prosecute hospitals, physicians, medical executives, medical laboratories and others caused hospitals throughout the United States to reduce or cease outside contracting for consulting services such as the Company provides. Although the Company's Quality Management Program has always concentrated heavily on regulatory compliance, many hospital clients were primarily attracted by its generally positive financial results. As hospitals' awareness of enforcement against regulatory violations increased, the Company highlighted the regulatory compliance aspects of its QMP and changed its predominant billing arrangements from "results oriented" to fixed fee billings with most of its hospitals in fiscal 1998. The combination of eliminating "results oriented" billing and the near standstill in hospitals' willingness to enter into new contracts caused a decrease in revenue per discharge and a significant decrease in the rate of adding new hospital clients. As a consequence, the Company only started twelve new hospital accounts during First Quarter of Fiscal 1999. The Company started four new hospital accounts during the first quarter and four during the second quarter. Three new hospital accounts were started during the third quarter. For the nine months ended March 31, 2000, the Company experienced a net decline in hospital accounts. Federal regulators make widely disseminated pronouncements threatening severe sanctions, both civil and criminal, against health care providers. Federal enforcement officials have also engaged in practices the Company believes constitutes retroactive application of regulatory interpretations which differ significantly from interpretations widely accepted and applied in the industry for many years. The Company's agreements with its hospital clients generally obligate the Company defend its recommendations for a period of up to two years after the end of each contract. The Company may be called upon to do this on an increasing basis. The ultimate impact this will have on the Company's operations cannot be determined with any certainty.

Outlook: The Company has encountered extremely strong resistance to obtaining new clients for its services. Most of this pressure could be attributed to the January 1997 federal "fraud alert" aimed at discouraging hospitals from entering into any contracts in which compensation was based directly or indirectly on obtaining more money from the federal Medicare program. The federal government announced that any such contracts, while not illegal per se, would received "heightened scrutiny." The federal government enforced this policy by challenging many years of bills previously submitted by hospitals which the hospitals believed complied in all material respects with applicable regulations. Nonetheless, through the device of alleging federal "False Claims Act" violations and threatening severe civil and criminal sanctions, federal regulators have obtained substantial money from hospitals and their officers and physicians throughout the country. Often, these settlements were compelled by high cost of defense and the severity of the sanctions threatened. This created a climate hostile to expanding the Company's client base because the Company's services, which focus in part on accurately capturing the true level of services rendered by a hospital, have frequently resulted in revenue gains for hospitals. This fact placed the Company in a category of service providers who were generally suspect under the federal government's enforcement initiative. The Company believed and continues to believe that its services have been in compliance with all applicable statutes and regulations. The Company believes that most hospitals have now reviewed their practices sufficiently to gain confidence in their record keeping and billing, thus reducing the resistance the Company must overcome from this regulatory and enforcement pressure. This federal regulatory pressure against obtaining new engagements for the Company has been replaced by tremendous cost-cutting pressure on hospital administrators. The Company's fees for its services are substantially greater, often double or more, of those of other companies and consultants perceived by hospital administrators to be its competitors. The Company has encountered strong resistance to the level of its fees, but believes it cannot lower its charges any more than it has already done. This places the Company at a severe disadvantage with hospital considering retaining consultants. On the other hand, the pressure on hospitals to reduce costs is accompanied by an equally great pressure to increase revenues. Based on its ten-year history, the Company must be considered a high-cost provider of services, but with an even higher net return for the hospitals served. With hospitals solicited by the Company whose administrators base their decisions on the net results achieved by the Company's services (that is, the benefit netted against the cost), the Company typically obtains an engagement. With other hospitals whose administrators focus more on cost alone, the Company typically does not obtain the engagement. The Company has suffered continuing substantial operating losses through third quarter 2000. Management has elected to attempt to generate sufficient new revenue from new hospital engagements to achieve break-even financial results, and reduce officers' compensation. In addition to attempting to obtain more hospital clients, the Company has explored a number of arrangements with major hospital equipment manufacturers and software suppliers to apply its "physician-to-physician" core competency in other areas. To date, no agreements have been reached for providing services in these areas. The Company believes its sales efforts will continue to add new hospital clients to its prospective client list. The Company expects to add a net of approximately four to six new hospital clients in fourth quarter 2000. There is no assurance it will be able to do so as financial pressures mount on U.S. hospitals.

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

Outlook: The Company expects operating losses to continue through the fourth quarter of fiscal 2000. Management has elected to pursue a policy of increasing revenues to reach profitability and to implement more extensive cost reductions. The principal obstacle to achieving revenue targets is overcoming the practical difficulties of obtaining final contract approval before commencing a new hospital engagement. The difficulty is obtaining the agreement of both the administration and medical staff of a prospective hospital. In simple terms, it takes a long time to meet with enough staff physicians, educate them on the key aspects of the Quality Management Program, and wait for meetings (typically held only once a month) of the medical staff in order to complete the contracting process. The Company has reduced its sales force to one full time salesman and its chairman, Dr. Birman, is involved almost exclusively in attempting to obtain new hospital client engagements. Experience has shown, however, that a larger sales force does not translate into more hospital engagements. The Company has been able to maintain a relatively steady gross profit margin of around fifty percent of fees billed and it has been able to make substantial reductions in corporate and support staff overhead. Despite these reductions, the Company continues to experience operating losses because Management believes it cannot reduce support staff costs and overhead sufficiently to operate within the gross profit generated by operations in the field by the current number of hospitals it now serves. Management is attempting to obtain sufficient new engagements to cover its operating overhead. There is no assurance this strategy will succeed. If the Company does not substantially increase its revenues, Management's current plan does not allow the Company to operate at a profit.

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

Outlook: The Company received demands for indemnification against federally-imposed fines and expenses from six of its current and past hospital clients during the latter half of fiscal 1999. Through the third quarter of fiscal 2000, the Company has had no further communication from its current or past clients with regards to any medicare audits. No such claim has resulted in litigation except the claim asserted by Cookeville Regional Medical Center, discussed below. The Company has assisted each such hospital in the defense of the bills challenged by federal regulators. The Company is aware of no hospital which has been sanctioned as a result of the Company's services. The Company believes it has successfully defended its work, and thus the hospitals, in these matters. The Company may receive other claims for indemnification for billings submitted by a hospital through the PRO and to the HCFA if such billings result in denials or formal investigations. It is the Company's position that such a claim has no basis in law as the Company makes no billing decisions for any hospital. The Company prepares no bills, handles no billing, and has no authority - legal or otherwise - for billings for a hospital. All billings submitted by a hospital are those of the hospital, not the Company. In the case of each claim, the Company notified its insurance carrier of the claim and, in addition, offered to assist each hospital in the defense of any diagnosis made by a hospital in its billing consistent with a recommendation made by the Company. One hospital, Cookeville Regional Medical Center, filed suit in Tennessee state court seeking a declaration that the Company is liable for all costs of responding to federal demands for more information regarding billing. The suit does not allege any misconduct on the part of the Company and the Company believes the suit is without merit. See, "Legal Proceedings."

HEIGHTENED FEDERAL SCRUTINY OF MEDICARE PROVIDERS

The Health Insurance Portability and Accountability Act of 1996, effective January 1, 1997, established funding for a Medicare Integrity Program to combat Medicare fraud. Effective April 2000, HCFA has adopted its final regulations as to enforcement and related compliance penalties. The maximum civil penalty for filing a false claim has increased from $2,000 to $10,000 per claim. Federal enforcement agencies are now expected to have funding sufficient to undertake anti-fraud enforcement investigations and prosecutions of what were previously viewed as minor offenses resolved in a regulatory or civil forum. The Office of Inspector General of the Department of Health and Human Services released a special fraud alert, 97-01, which notifies field agents to give special attention to consulting relationships under which consultants are paid a commission for increasing the Medicare reimbursements of a Medicare provider. A majority of the Company's contracts to date have largely set the Company's contract revenues based on increasing Medicare reimbursements to Medicare providers. Furthermore, the Balanced Budget Act of 1997 provides additional civil and criminal penalties for provider activities that are in violation of the federal fraud and abuse laws. Decisions regarding coding and billing practices generally employed throughout the health care industry require the exercise of judgment in ambiguous or previously unresolved situations. As a consequence, there can be no assurance that practices heretofore deemed proper will not be attacked by Federal regulators as a result of heightened Federal scrutiny of those practices.

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

DEPENDENCE ON KEY EXECUTIVE

The Company depends to a significant extent on the efforts and skills of its Chairman and Chief Executive Officer, David N. Birman, M.D. The Company has entered into an employment agreement with Dr. Birman. The loss, incapacity, or unavailability of Dr. Birman could adversely affect the Company's operations. The Company maintains a $1,000,000 key man insurance policy on his life.

FUTURE CAPITAL NEEDS

The Company is concentrating its efforts on achieving break-even financial performance. These efforts consist primarily of attempting to obtain new hospital-client engagements and reducing costs. The Company is not pursuing any expansion or diversification initiatives which would involve the expenditure of any material amounts of its capital. The Company consumed a substantial portion of its cash reserves in fiscal 1998 - 1999. Its future capital needs will be primarily dependent upon its ability to attract new hospital client engagements and to achieve additional cost reductions. To date, the Company has financed its growth primarily through operating income, the proceeds of private offerings of shares of Common Stock, and the proceeds of the Company's initial public offering of Common Stock on February 12, 1997.

Outlook: The Company has experienced continued substantial operating losses monthly. Management believes that it can achieve nearly break-even operating results by the end of the fourth quarter of fiscal 2000. Unless the Company is able to reduce its monthly operating losses dramatically and attract new hospital contracts, it will experience cash shortages before the end of fiscal year 2000. The Company is seeking additional capital to fund its anticipated working capital deficiency. There can be no assurance that the Company will be able to secure such financing, if necessary, on favorable terms. If the Company is unable to obtain new hospital contracts, reduce its operating expenses, and secure additional financing in the future, its ability to continue as a going concern in will be in doubt.

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

         *10.23 Form of Consulting Agreement between Birman Managed Care, Inc. and Royce Investment Group, Inc.

         *10.24 Form of Merger and Acquisition Agreement between Birman Managed Care, Inc. and Royce Investment Group, Inc. to be supplied by amendment.

         **10.25 Employment Agreement by and between Birman Managed Care, Inc. and Samuel S. Patterson.

         **10.26 Employment Agreement by and between Birman Managed Care, Inc. and Jeffrey L. Drake.

         *10.27 Consulting Agreement Amendment by and among Birman Managed Care, Inc. and Richard M. Ross and RRCG, LLC.

         *10.28 Employment Agreement by and between Birman Managed Care, Inc. and Richard A. Andrews.

         **16.1   Letter on Change in Certifying Accountants.

         *21.1    Subsidiaries of the Registrant.

         27.1     Financial Data Schedule, Nine months ended March 31, 2000.

         27.2     Financial Data Schedule, Twelve months ended June 30, 1999.


B. Reports on Form 8-K

         No reports on Form 8-K was filed by the Company during the third quarter of the fiscal year ended June 30, 2000

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


                                    Birman Managed Care, Inc. (Registrant)



Date May 6, 2000                    /s/ David N. Birman, M.D., Chairman of the
                                        Board
                                       (Signature)*